Form 10-Q
period 2025-09-30
Viper Energy, Inc.
filed 2025-11-05
CIK 2074176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36505

Viper Energy, Inc.
(Exact name of registrant as specified in its charter)

DE	39-2596878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 West Texas Ave.,
Suite 100
Midland, TX	79701
(Address of principal executive offices)	(Zip Code)
(432) 221-7400
(Registrant’s telephone number, including area code)

New Cobra Pubco, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock $0.000001 par value	VNOM	The Nasdaq Stock Market LLC
(NASDAQ Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of October 31, 2025, 168,430,982 shares of Class A Common Stock and 191,078,065 shares of Class B Common Stock of the registrant were outstanding.

VIPER ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025
i

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”) and our other periodic reports under the Exchange Act:

Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO/d	One barrel of crude oil per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	One BOE per day.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Development well	A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross wells	The total wells in which a working interest is owned.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	One thousand barrels of crude oil and other liquid hydrocarbons.
MBO/d	One thousand barrels of crude oil per day.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Reserves
The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spud	Commencement of actual drilling operations.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

GLOSSARY OF CERTAIN OTHER TERMS

The following is a glossary of certain other terms that are used in this report and our other periodic reports under the Exchange Act:

Adjusted EBITDA
Consolidated Adjusted EBITDA, a non-GAAP measure, generally equals net income (loss) attributable to Viper Energy, Inc. plus net income (loss) attributable to non-controlling interest before interest expense, net, non-cash share-based compensation expense, depletion, non-cash (gain) loss on derivative instruments, other non-cash operating expenses, other non-recurring expenses and provision for (benefit from) income taxes, which measure is used by management to more effectively evaluate the operating performance and determine dividend amounts for purposes of the dividend policy.

ASU	Accounting Standards Update.
Class A Common Stock
After August 19, 2025, Class A Common Stock, $0.000001 par value per share of Viper Energy, Inc. (f/k/a New Cobra Pubco, Inc.), and before August 19, 2025, Class A Common Stock, $0.000001 par value per share of VNOM Sub, Inc. (f/k/a Viper Energy, Inc.).

Class B Common Stock
After August 19, 2025, Class B Common Stock, $0.000001 par value per share of Viper Energy, Inc. (f/k/a New Cobra Pubco, Inc.), and before August 19, 2025, Class B Common Stock, $0.000001 par value per share of VNOM Sub, Inc. (f/k/a Viper Energy, Inc.).

Common Stock	Collectively, Class A Common Stock and Class B Common Stock.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Diamondback E&P LLC	A subsidiary of Diamondback.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
Guaranteed Senior Notes
The outstanding senior notes of Viper Energy Partners LLC, issued under indentures where Viper Energy, Inc. and VNOM Sub, Inc., a wholly owned subsidiary of Viper Energy, Inc., are the guarantors, consisting of the 4.900% Senior Notes due 2030 and the 5.700% Senior Notes due 2035.

LTIP
Viper Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended and restated by Viper Energy, Inc. 2024 Amended and Restated Long-Term Incentive Plan, and as may be further amended or restated from time to time.

Nasdaq	The Nasdaq Global Select Market.
Net debt	Net debt, a non GAAP measure, is debt (excluding debt issuance costs, discounts and premiums) less cash and cash equivalents.
Notes
Those senior notes of Viper Energy, Inc. that were issued under indentures where Viper Energy Partners LLC and other subsidiaries were guarantors, consisting of the 5.375% Senior Notes due 2027 and the 7.375% Senior Notes due 2031.

OpCo Unit	Limited liability company membership interest in Viper Energy Partners LLC.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy, Inc.
SEC	United States Securities and Exchange Commission.
SEC Prices	Unweighted arithmetic average of the first-day-of-the-month price for each month during the 12-month period prior to the ending date of the period covered by this report.
Securities Act	The Securities Act of 1933, as amended.
SOFR	The secured overnight financing rate.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions; and plans and objectives of management (including Diamondback’s plans for developing our acreage, our cash dividend policy and repurchases of our Class A Common Stock and Guaranteed Senior Notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors and our Annual Report on Form 10-K for the year ended December 31, 2024, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Viper Energy, Inc. and its consolidated subsidiaries.

Factors that could cause the outcomes to differ materially include (but are not limited to) the following:

•changes in supply and demand levels for oil, natural gas and natural gas liquids and the resulting impact on the price for those commodities;
•the impact of public health crises, including epidemic or pandemic diseases and any related company or government policies or actions;
•actions taken by the members of OPEC and Russia affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments;
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates, inflation rates, or instability in the financial sector;
•regional supply and demand factors, including delays, curtailment delays or interruptions of production on our mineral and royalty acreage, or governmental orders, rules or regulations that impose production limits on such acreage;
•federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations;
•physical and transition risks relating to climate change;
•restrictions on the use of water, including limits on the use of produced water by our operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin;
•significant declines in prices for oil, natural gas, or natural gas liquids, which could require recognition of significant impairment charges;
•changes in U.S. energy, environmental, monetary and trade policies, including with respect to tariffs or other trade barriers and any resulting trade tensions;
•conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development by our operators and environmental and social responsibility projects undertaken by Diamondback and our other operators;
•changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services impacting our operators;
•changes in safety, health, environmental, tax and other regulations or requirements impacting us or our operators (including those addressing air emissions, water management, or the impact of global climate change);
v

•security threats, including cybersecurity threats and disruptions to our business from breaches of Diamondback’s information technology systems, or from breaches of information technology systems of our operators or third parties with whom we transact business;
•lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities impacting our operators;
•severe weather conditions and natural disasters;
•acts of war or terrorist acts and the governmental or military response thereto;
•changes in the financial strength of counterparties to the credit facility and hedging contracts of our operating subsidiary;
•changes in our credit rating;
•failure to realize anticipated benefits from the recently completed Sitio Acquisition (defined below) and 2025 Drop Down (defined below) or our other recent acquisitions discussed in this report; and
•other risks and factors disclosed under Part II. Item 1A. Risk Factors and our Annual Report on Form 10-K for the year ended December 31, 2024.

In light of these factors, the events anticipated by our forward-looking statements may not occur at the time anticipated or at all. Moreover, new risks emerge from time to time. We cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those anticipated by any forward-looking statements we may make. Accordingly, you should not place undue reliance on any forward-looking statements made in this report. All forward-looking statements speak only as of the date of this report or, if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Viper Energy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2025	2024
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$53	$27
Restricted cash	390	—
Royalty income receivable (net of allowance for credit losses)	277	149
Royalty income receivable—related party	107	31
Income tax receivable	2	2
Derivative instruments	22	18
Prepaid expenses and other current assets	36	11
Total current assets	887	238
Property:
Oil and natural gas interests, full cost method of accounting ($5,275 million and $2,180 million excluded from depletion at September 30, 2025, and December 31, 2024, respectively)	14,589	5,713
Other property, equipment and land	8	6
Accumulated depletion and impairment	(1,814)	(1,081)
Property, net	12,783	4,638
Deferred income taxes (net of allowances)	—	185
Other assets	18	8
Total assets	$13,688	$5,069
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—related party	$—	$2
Current maturities of debt	380	—
Accrued liabilities	91	43
Derivative instruments	—	2
Income taxes payable	1	2
Total current liabilities	472	49
Long-term debt, net	2,241	1,083
Derivative instruments	11	—
Deferred income taxes	18	—
Other long-term liabilities	5	30
Total liabilities	2,747	1,162
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 169,261,023 shares issued and outstanding as of September 30, 2025, and 102,977,142 shares issued and outstanding as of December 31, 2024	—	—
Class B Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 191,078,341 shares issued and outstanding as of September 30, 2025, and 85,431,453 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	4,696	1,569
Retained earnings (accumulated deficit)	(76)	118
Total Viper Energy, Inc. stockholders’ equity	4,620	1,687
Non-controlling interest	6,321	2,220
Total equity	10,941	3,907
Total liabilities and stockholders’ equity	$13,688	$5,069

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts, shares in thousands)
Operating income:
Oil income	$332	$187	$774	$558
Natural gas income	15	1	40	9
Natural gas liquids income	46	21	110	62
Royalty income	393	209	924	629
Lease bonus income—related party	17	—	17	—
Lease bonus income	8	1	19	2
Other operating income	—	1	—	1
Total operating income	418	211	960	632
Costs and expenses:
Production and ad valorem taxes	27	15	65	45
Depletion	182	55	373	150
Impairment	360	—	360	—
General and administrative expenses—related party	4	3	11	7
General and administrative expenses	6	2	12	7
Transaction expenses	15	—	25	—
Total costs and expenses	594	75	846	209
Income (loss) from operations	(176)	136	114	423
Other income (expense):
Interest expense, net	(32)	(16)	(60)	(54)
Gain (loss) on derivative instruments, net	18	7	21	5
Gain (loss) on early extinguishment of debt	(32)	—	(32)	—
Other income (expense), net	(1)	—	(1)	—
Total other income (expense), net	(47)	(9)	(72)	(49)
Income (loss) before income taxes	(223)	127	42	374
Provision for (benefit from) income taxes	(26)	18	2	43
Net income (loss)	(197)	109	40	331
Net income (loss) attributable to non-controlling interest	(120)	60	5	182
Net income (loss) attributable to Viper Energy, Inc.	$(77)	$49	$35	$149

Net income (loss) attributable to common shares:
Basic	$(0.52)	$0.52	$0.25	$1.64
Diluted	$(0.52)	$0.52	$0.25	$1.64
Weighted average number of common shares outstanding:
Basic	148,882	93,695	133,741	90,895
Diluted	148,931	93,747	133,868	90,989

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2024	102,977	85,431	$1,569	$118	$2,220	$3,907
Common shares issued for acquisition	—	2,400	—	—	—	—
OpCo Units issued for acquisition	—	—	—	—	119	119
Net proceeds from the issuance of Common Stock	28,336	—	1,232	—	—	1,232
Equity-based compensation	—	—	1	—	—	1
Issuance of shares upon vesting of equity awards	10	—	—	—	—	—
Dividends to stockholders	—	—	—	(85)	—	(85)
Dividends to Diamondback	—	—	—	—	(59)	(59)
Dividends to other non-controlling interest	—	—	—	—	(9)	(9)
Change in ownership of consolidated subsidiaries, net	—	—	(236)	—	300	64
Net income (loss)	—	—	—	75	78	153
Balance at March 31, 2025	131,323	87,831	2,566	108	2,649	5,323
Common shares issued to related party	—	69,627	—	—	—	—
OpCo Units issued to related party	—	—	—	—	3,618	3,618
Equity-based compensation	—	—	2	—	—	2
Dividends to stockholders	—	—	—	(75)	—	(75)
Dividends to Diamondback	—	—	—	—	(109)	(109)
Dividends to other non-controlling interest	—	—	—	—	(8)	(8)
Change in ownership of consolidated subsidiaries, net	—	—	792	—	(1,006)	(214)
Repurchases as part of share buyback	(256)	—	(10)	—	—	(10)
Net income (loss)	—	—	—	37	47	84
Balance at June 30, 2025	131,067	157,458	3,350	70	5,191	8,611
Conversion of Class B Common Stock to Class A Common Stock	2,000	(2,000)	74	—	(74)	—
Common shares issued for acquisition	38,536	35,620	1,435	—	—	1,435
OpCo Units issued for acquisition	—	—	—	—	1,326	1,326
Equity-based compensation	—	—	2	—	—	2
Issuance of shares upon vesting of equity awards	16	—	—	—	—	—
Distribution equivalent rights payments	—	—	—	(1)	—	(1)
Dividends to stockholders	—	—	—	(68)	—	(68)
Dividends to Diamondback	—	—	—	—	(90)	(90)
Dividends to other non-controlling interest	—	—	—	—	(8)	(8)
Change in ownership of consolidated subsidiaries, net	—	—	(75)	—	96	21
Repurchases as part of share buyback	(2,358)	—	(90)	—	—	(90)
Net income (loss)	—	—	—	(77)	(120)	(197)
Balance at September 30, 2025	169,261	191,078	$4,696	$(76)	$6,321	$10,941
(1)    The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity - (Continued)
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2023	86,144	90,710	$1,031	$(17)	$1,843	$2,857
Common Stock converted in Diamondback Offering	5,279	(5,279)	—	—	—	—
Issuance of shares upon vesting of equity awards	1	—	—	—	—	—
Dividends to stockholders	—	—	—	(44)	—	(44)
Dividends to Diamondback	—	—	—	(4)	(63)	(67)
Change in ownership of consolidated subsidiaries, net	—	—	70	—	(51)	19
Net income (loss)	—	—	—	43	56	99
Balance at March 31, 2024	91,424	85,431	1,101	(22)	1,785	2,864
Equity-based compensation	—	—	1	—	—	1
Dividends to stockholders	—	—	—	(54)	—	(54)
Dividends to Diamondback	—	—	—	—	(60)	(60)
Change in ownership of consolidated subsidiaries, net	—	—	7	—	(7)	—
Net income (loss)	—	—	—	57	66	123
Balance at June 30, 2024	91,424	85,431	1,109	(19)	1,784	2,874
Net proceeds from the issuance of Common Stock	11,523	—	476	—	—	476
Equity-based compensation	—	—	1	—	—	1
Dividends to stockholders	—	—	—	(59)	—	(59)
Dividends to Diamondback	—	—	—	—	(65)	(65)
Change in ownership of consolidated subsidiaries, net	—	—	(156)	—	156	—
Net income (loss)	—	—	—	49	60	109
Balance at September 30, 2024	102,947	85,431	$1,430	$(29)	$1,935	$3,336
(1)    The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Cash flows from operating activities:
Net income (loss)	$40	$331
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(42)	(1)
Depletion	373	150
Impairment	360	—
(Gain) loss on derivative instruments, net	(21)	(5)
Net cash receipts (payments) on derivatives	23	(2)
(Gain) loss on extinguishment of debt	32	—
Other	10	4
Changes in operating assets and liabilities:
Royalty income receivable	(40)	3
Royalty income receivable—related party	(33)	(33)
Accounts payable and accrued liabilities	(40)	14
Accounts payable—related party	(2)	(1)
Income taxes payable	(1)	—
Other	(5)	2
Net cash provided by (used in) operating activities	654	462
Cash flows from investing activities:
Acquisitions of oil and natural gas interests—related party	(873)	—
Acquisitions of oil and natural gas interests	(1,484)	(271)
Proceeds from sale of oil and natural gas interests	—	88
Net cash provided by (used in) investing activities	(2,357)	(183)
Cash flows from financing activities:
Proceeds from term loan	500	—
Proceeds from borrowings under credit facility	990	470
Repayment on credit facility	(1,091)	(733)
Proceeds from Guaranteed Senior Notes	1,600	—
Repayment of Notes	(477)	—
Net proceeds from public offering	1,232	476
Repurchases under share buyback program	(100)	—
Dividends to stockholders	(229)	(157)
Dividends to Diamondback	(258)	(192)
Dividends to other non-controlling interest	(25)	—
Other	(23)	—
Net cash provided by (used in) financing activities	2,119	(136)
Net increase (decrease) in cash, cash equivalents and restricted cash	416	143
Cash, cash equivalents and restricted cash at beginning of period	27	26
Cash, cash equivalents and restricted cash at end of period	$443	$169

Supplemental disclosure of cash flow information:
Interest paid	$(48)	$(43)
Cash (paid) received for income taxes	$(48)	$(43)

Supplemental disclosure of non—cash transactions:
OpCo Units issued for acquisitions	$(1,445)	$—
OpCo Units issued to related party	$(3,618)	$—

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy, Inc. is a publicly traded Delaware corporation. Viper (as defined below) and its consolidated subsidiaries are focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin. As of September 30, 2025, Viper owned approximately 45.7% of the outstanding OpCo Units and was the managing member of the Operating Company.

On August 19, 2025, upon completion of the Sitio Acquisition (as defined and discussed in Note 4—Acquisitions and Divestitures), VNOM Sub, Inc. (formerly known as Viper Energy Inc., “Former Viper”) became a wholly owned subsidiary of Viper Energy, Inc. (formerly known as New Cobra Pubco, Inc., “New Viper”), as a result of a merger contemplated by the documents governing the Sitio Acquisition (such merger, the “Viper PubCo Merger”). References to (i) “Viper” refer to (A) New Viper following the Viper PubCo Merger, and (B) Former Viper prior to the Viper PubCo Merger, and to (ii) the “Company” refer to, collectively, (A) New Viper and its consolidated subsidiaries following the Viper PubCo Merger, and (B) Former Viper and its consolidated subsidiaries prior to the Viper PubCo Merger.

Upon completion of the Viper PubCo Merger, each share of Former Viper’s Class A common stock, par value $0.000001 per share (“Former Viper Class A Common Stock”), issued and outstanding immediately prior to the effective time of the Viper PubCo Merger (other than certain excluded shares) was canceled and automatically converted into one share of New Viper Class A common stock, par value $0.000001 per share (“New Viper Class A Common Stock”), and (B) each share of Former Viper’s Class B common stock, par value $0.000001 per share, issued and outstanding immediately prior to the effective time of the Viper PubCo Merger was automatically canceled and converted into one share of New Viper’s Class B common stock, par value $0.000001 per share (“New Viper Class B Common Stock”).

Prior to March 8, 2024, the Company was a “controlled company” under the rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”). On March 8, 2024, the Company’s parent, Diamondback, completed an underwritten public offering in which it sold 13,225,000 shares of the Company’s Class A Common Stock (the “Diamondback Offering”). Following the Diamondback Offering, Diamondback owned no shares of the Company’s Class A Common Stock and owned 85,431,453 shares of the Company’s Class B Common Stock, reducing its beneficial ownership to less than 50% of the Company’s total Common Stock outstanding. As such, the Company ceased to be a “controlled company” under the Nasdaq Rules. Prior to the Diamondback Offering, the Company’s board of directors had a majority of independent directors and a standing audit committee comprised of all independent directors, but had elected to take advantage of certain exemptions from corporate governance requirements applicable to controlled companies under the Nasdaq Rules and, until March 8, 2024, did not have a compensation committee or a committee of independent directors that selects director nominees.

Effective as of March 8, 2024, the Company’s board of directors formed (i) the compensation committee for purposes of making certain executive and other compensation decisions, and (ii) the nominating and corporate governance committee for purposes of making certain nominating and corporate governance decisions, with each such committee’s rights and obligations being subject to the terms and conditions of (x) the Company’s certificate of incorporation, (y) such committee’s charter as adopted by the board, and (z) the services and secondment agreement, dated as of November 2, 2023, pursuant to which Diamondback provides personnel and general and administrative services to the Company, including the services of the executive officers and other employees.

On May 1, 2025, immediately following the completion of the 2025 Drop Down (as defined and discussed in Note 4—Acquisitions and Divestitures), Diamondback beneficially owned approximately 53.7% of the Company’s outstanding Common Stock (or approximately 52% of the Common Stock on a fully diluted basis after giving effect to the outstanding TWR Class B Option, as defined and discussed in Note 4—Acquisitions and Divestitures). As a result, at the closing of the 2025 Drop Down, the Company regained its status as a “controlled company” under the applicable Nasdaq Rules; however, while the controlled company exemptions were again available to the Company, the Company’s board of directors did not avail itself of these exemptions.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
On August 19, 2025, immediately following the completion of the Sitio Acquisition, Diamondback’s beneficial ownership again decreased to below 50% of the Company’s outstanding Common Stock and, as such, the Company once again ceased to be a “controlled company” under the Nasdaq Rules. As of September 30, 2025, Diamondback beneficially owned approximately 43.0% of the outstanding voting power of the Company’s Common Stock.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation. The Company reports its operations in one reportable segment.

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2024, which contains a summary of the Company’s significant accounting policies and other disclosures.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Certain amounts included in or affecting the Company’s condensed consolidated financial statements and related disclosures must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the condensed consolidated financial statements are prepared. These estimates and assumptions affect the amounts the Company reports for assets and liabilities and the Company’s disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements.

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, conflicts in the Middle East and globally, higher interest rates, effects of tariffs, actions taken by OPEC and its non-OPEC allies, known collectively as OPEC+, global supply chain disruptions and measures to combat persistent inflation and instability in the financial sector have contributed to recent pricing and economic volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas interests, estimates of third-party operated royalty income related to expected sales volumes and prices, the recoverability of costs of unevaluated properties, the fair value determination of assets and liabilities, including those acquired by the Company, fair value estimates of commodity derivatives and estimates of income taxes, including deferred tax valuation allowances.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Related Party Transactions

Royalty Income Receivable

As of September 30, 2025, and December 31, 2024, Diamondback, either directly or through its consolidated subsidiaries, owed the Company $107 million and $31 million, respectively, for royalty income received from third parties for the Company’s production, which had not yet been remitted to the Company.

Lease Bonus Income

Diamondback paid the Company $17 million of lease bonus income for 10 new leases covering 1,948 acres in Howard, Martin, and Reagan Counties, Texas during the three months ended September 30, 2025 and $17 million of lease bonus income for 13 new leases covering 1,961 acres in Howard, Martin, Midland and Reagan Counties, Texas during the nine months ended September 30, 2025. Lease bonus income for the three and nine months ended September 30, 2024, was immaterial.

Other Related Party Transactions

See Note 4—Acquisitions and Divestitures for significant related party acquisitions of oil and natural gas interests.

See Note 7—Stockholders’ Equity for further details regarding equity transactions with related parties.

All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the condensed consolidated financial statements.

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(In millions)
Interest payable	$26	$10
Ad valorem taxes payable	28	20
Derivatives instruments payable	1	1
Acquisition adjustment accrual	4	9
2026 WTI Contingent Liability	27	—
Other	5	3
Total accrued liabilities	$91	$43

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There are no recently adopted pronouncements.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures,” which requires that certain information in a reporting entity’s tax rate reconciliation be disaggregated, and provides additional requirements regarding income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses,” which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

The Company considers the applicability and impact of all ASUs. ASUs not discussed above were assessed and determined to be either not applicable, previously disclosed, or not material upon adoption.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Royalty income represents the right to receive revenues from oil, natural gas and natural gas liquids sales obtained from third-party purchasers by the operator of the wells in which the Company owns a royalty interest. Royalty income is recognized at the point control of the product is transferred to the purchaser at the wellhead or at the gas processing facility based on the Company’s percentage ownership share of the revenue, net of any deductions for gathering and transportation. Virtually all of the pricing provisions in the Company’s contracts are tied to a market index.

The following tables disaggregate the Company’s revenue from oil, natural gas and natural gas liquids by revenue generated from production on properties operated by Diamondback and revenue generated from production on properties operated by third parties:

	Three Months Ended September 30,
	2025			2024
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$174	$158	$332	$99	$88	$187
Natural gas income	9	6	15	2	(1)	1
Natural gas liquids income	30	16	46	12	9	21
Total royalty income	$213	$180	$393	$113	$96	$209

	Nine Months Ended September 30,
	2025			2024
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$438	$336	$774	$294	$264	$558
Natural gas income	26	14	40	6	3	9
Natural gas liquids income	71	39	110	34	28	62
Total royalty income	$535	$389	$924	$334	$295	$629

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
4.    ACQUISITIONS AND DIVESTITURES

2025 Activity

Sitio Acquisition

On August 19, 2025, the Company completed a series of transactions in which New Viper acquired Sitio Royalties Corp. (“Sitio”), Sitio Royalties Operating Partnership, LP (“Sitio OpCo”) and their respective subsidiaries, pursuant to the Agreement and Plan of Merger, dated June 2, 2025, by and among Former Viper, the Operating Company, Sitio, Sitio OpCo, New Viper, Cobra Merger Sub, Inc. and Scorpion Merger Sub, Inc. (the “Sitio Acquisition”). The Sitio Acquisition was an all-equity transaction valued at approximately $4.0 billion, subject to further adjustments for transaction costs and certain customary post-closing adjustments, including the retirement of Sitio’s net debt of approximately $1.2 billion. The Company funded the retirement of Sitio’s net debt through a combination of cash on hand, proceeds from the issuance of the Guaranteed Senior Notes and borrowings under the Term Loan (as defined and discussed in Note 6—Debt).

Consideration for the Sitio Acquisition consisted of the right for Sitio and Sitio OpCo’s former equity holders to receive (a) 0.4855 shares of New Viper Class A Common Stock, for each share of Sitio Class A common stock, par value $0.0001 per share, and (b) 0.4855 OpCo Units, along with a corresponding amount of New Viper Class B Common Stock, par value $0.000001 per share, for each unit representing limited partnership interests of Sitio OpCo, subject to certain exclusions. The OpCo Units and New Viper Class B Common Stock issued in the Sitio Acquisition are exchangeable from time to time for shares of New Viper Class A Common Stock (that is, one OpCo Unit and one share of Class B Common Stock, together, are exchangeable for one share of Class A Common Stock). Each share of Class C common stock, par value $0.0001 per share, of Sitio was automatically canceled in the transaction for no consideration and ceased to exist upon closing of the Sitio Acquisition. The shares of common stock of Former Viper and Sitio were delisted from the Nasdaq and their respective reporting obligations under the Exchange Act were terminated. As part of the Sitio Acquisition, New Viper issued 38,536,236 shares of Class A Common Stock, 33,619,951 shares of Class B Common Stock and 33,619,951 OpCo Units. In addition, at the closing of the Sitio Acquisition, the Company entered into a registration rights agreement with certain of Sitio OpCo’s former equity holders, pursuant to which such equity holders received certain demand registration rights with respect to the shares of the Company’s Class A Common Stock that may be acquired by them in exchange for OpCo Units and shares of the Company’s Class B Common Stock.

The mineral and royalty interests acquired in the Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres. On October 30, 2025, the Company entered into an equity interest purchase agreement to divest all the non-Permian assets acquired from Sitio in the Sitio Acquisition. See Note 13—Subsequent Events for additional information on this divestiture.

The Sitio Acquisition was accounted for as an asset acquisition in accordance with ASC 805.

2025 Drop Down Transaction

On May 1, 2025, the Company acquired all of the issued and outstanding equity interests in 1979 Royalties, LP and 1979 Royalties GP, LLC from Endeavor Energy Resources, LP (“Endeavor”), each a seller party and a subsidiary of Diamondback, pursuant to a definitive equity purchase agreement for consideration consisting of (i) $873 million in cash including certain customary post-closing adjustments, and (ii) the issuance of 69,626,640 OpCo Units and an equivalent number of shares of the Company’s Class B Common Stock (collectively, the “Drop Down Equity Issuance”) (the “2025 Drop Down”). The OpCo Units and the Class B Common Stock issued in the 2025 Drop Down, as well as the OpCo Units and Class B Common Stock otherwise beneficially owned by Diamondback, are exchangeable from time to time for shares of the Company’s Class A Common Stock (that is, one OpCo Unit and one share of Class B Common Stock, together, are exchangeable for one share of Class A Common Stock). The shares of Class A Common Stock that may be issued to Diamondback and/or its subsidiaries upon exchange of their OpCo Units and shares of Class B Common Stock, including those OpCo Units and shares of Class B Common Stock issued at the closing of the 2025 Drop Down, are subject to the Company’s existing registration rights agreement with Diamondback, dated as of November 13, 2023, previously filed by the Company with the SEC.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The mineral and royalty interests acquired in the 2025 Drop Down represent approximately 24,446 net royalty acres in the Permian Basin, 69% of which are operated by Diamondback, and have an average net royalty interest of approximately 2.2% and current oil production of approximately 17,097 BO/d (the “Endeavor Mineral and Royalty Interests”). The Endeavor Mineral and Royalty Interests include interests in horizontal wells comprised of 5,574 gross proved developed production wells (of which approximately 32% are operated by Diamondback), 116 gross completed wells and 394 gross drilled but uncompleted wells, all of which are principally concentrated in the Midland Basin, with the balance located primarily in the Delaware and Williston Basins.

The 2025 Drop Down was approved by (i) the Company’s audit committee comprised of all independent directors and the full board of directors, in each case on January 30, 2025, and (ii) the majority of the Company’s stockholders, other than Diamondback and its subsidiaries, at the special meeting of the Company’s stockholders held on May 1, 2025, as required under the Nasdaq Rules.

The Company funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the 2025 Equity Offering (as defined and discussed in Note 7—Stockholders’ Equity) and borrowings under the Operating Company’s previous revolving credit facility. The 2025 Drop Down was accounted for as a transaction between entities under common control, with the Endeavor Mineral and Royalty Interests recorded at Endeavor’s historical carrying value in the Company’s condensed consolidated balance sheet.

Morita Ranches Acquisition

On February 14, 2025, the Company completed an acquisition of certain mineral and royalty interests located in Howard County, Texas from Morita Ranches Minerals, LLC (“Morita Ranches”) (the “Morita Ranches Acquisition”) pursuant to a definitive purchase and sale agreement for consideration consisting of approximately (i) $208 million in cash, and (ii) 2,400,297 OpCo Units together with an equal number of shares of the Company’s Class B Common Stock issued to certain affiliate designees of Morita Ranches (the “Morita Ranches Equity Recipients”), including certain transaction costs and customary post-closing adjustments. At the closing of the Morita Ranches Acquisition, the Morita Ranches Equity Recipients (i) became parties to the Third Amended and Restated Limited Liability Agreement of the Operating Company, dated as of October 1, 2024, as amended, and (ii) entered into an Exchange Agreement with the Company and the Operating Company to provide for the right to exchange the OpCo Units and shares of the Company’s Class B Common Stock acquired by the Morita Ranches Equity Recipients at the closing of the Morita Ranches Acquisition for an equal number of shares of the Company’s Class A Common Stock. In addition, at the closing of the Morita Ranches Acquisition, the Company entered into a registration rights agreement with the Morita Ranches Equity Recipients, pursuant to which the Morita Ranches Equity Recipients received certain demand and piggyback registration rights with respect to the shares of the Company’s Class A Common Stock that may be acquired by them in exchange for OpCo Units and shares of the Company’s Class B Common Stock.

The mineral and royalty interests included in the Morita Ranches Acquisition represent approximately 1,691 net royalty acres in the Permian Basin, 75% of which are operated by Diamondback, and have an average net royalty interest of approximately 10.9%. The Company funded the cash consideration for the Morita Ranches Acquisition with proceeds from the 2025 Equity Offering.

Other Acquisitions

During the nine months ended September 30, 2025, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 270 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $72 million, subject to customary post-closing adjustments.

2024 Activity

Acquisitions

Tumbleweed Acquisitions

In September and October of 2024, the Company completed a series of related acquisitions including the TWR Acquisition, the Q Acquisition and the M Acquisition (collectively, the “Tumbleweed Acquisitions”), each as defined and discussed below.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

TWR Acquisition

On October 1, 2024, the Company acquired all of the issued and outstanding equity interests in TWR IV, LLC and TWR IV SellCo, LLC from Tumbleweed Royalty IV, LLC (“TWR IV”) and TWR IV SellCo Parent, LLC (the “TWR Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of approximately (i) $464 million in cash, including transaction costs and certain customary post-closing adjustments, (ii) 10,093,670 OpCo Units to TWR IV, (iii) an option (the “TWR Class B Option”) granted to TWR IV to acquire up to 10,093,670 shares of the Company’s Class B Common Stock, and (iv) contingent cash consideration of up to $41 million, payable in January of 2026, based on the average price of WTI sweet crude oil prompt month futures contracts for the calendar year 2025 (the “WTI 2025 Average”). The contingent cash consideration payment will be (i) $16 million if the WTI 2025 Average is between $60.00 and $65.00, (ii) $25 million if the WTI 2025 Average is between $65.00 and $75.00, or (iii) $41 million if the WTI 2025 Average is greater than $75.00 (the “TWR Contingent Liability”). Additionally, at the closing of the TWR Acquisition, the Company assumed from TWR IV a royalty income receivable of approximately $24 million.

TWR IV can exchange some or all of its OpCo Units for an equal number of shares of the Company’s Class A Common Stock and any OpCo Units so exchanged will reduce the number of shares of Class B Common Stock subject to the TWR Class B Option. In addition, at the closing of the TWR Acquisition, the Company entered into a registration rights agreement with TWR IV, pursuant to which TWR IV received certain demand and piggyback registration rights with respect to the shares of the Company’s Class A Common Stock that may be acquired by them in exchange for OpCo Units. The mineral and royalty interests acquired in the TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin. The Company funded the cash consideration for the TWR Acquisition through a combination of cash on hand, borrowings under the Operating Company’s previous revolving credit facility and proceeds from the 2024 Equity Offering as defined and discussed in Note 7—Stockholders’ Equity.

Q Acquisition

On September 3, 2024, the Company acquired all of the issued and outstanding equity interests in Tumbleweed-Q Royalties, LLC (the “Q Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $114 million in cash, including transaction costs and certain customary post-closing adjustments, and (ii) contingent cash consideration of up to $5 million, payable in January of 2026, based on the WTI 2025 Average. The contingent cash consideration payment will be (i) $2 million if the WTI 2025 Average is between $60.00 and $65.00, (ii) $3 million if the WTI 2025 Average is between $65.00 and $75.00, or (iii) $5 million if the WTI 2025 Average is greater than $75.00 (the “Q Contingent Liability”). The mineral and royalty interests acquired in the Q Acquisition represent approximately 406 net royalty acres located primarily in the Permian Basin. The cash consideration for the Q Acquisition was funded through a combination of cash on hand and borrowings under the Operating Company’s previous revolving credit facility.

M Acquisition

On September 3, 2024, the Company acquired all of the issued and outstanding equity interests in MC TWR Royalties, LP and MC TWR Intermediate, LLC (the “M Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $76 million in cash, including transaction costs and certain customary post-closing adjustments, and (ii) contingent cash consideration of up to $4 million, payable in January of 2026, based on the WTI 2025 Average. The contingent cash consideration payment will be (i) $1 million if the WTI 2025 Average is between $60.00 and $65.00, (ii) $2 million if the WTI 2025 Average is between $65.00 and $75.00, or (iii) $4 million if the WTI 2025 Average is greater than $75.00 (the “M Contingent Liability”). The mineral and royalty interests acquired in the M Acquisition represent approximately 267 net royalty acres located primarily in the Permian Basin. The cash consideration for the M Acquisition was funded through a combination of cash on hand and borrowings under the Operating Company’s previous revolving credit facility.

The Company records the Q Contingent Liability, the M Contingent Liability and the TWR Contingent Liability (collectively, the “2026 WTI Contingent Liability”) at their aggregate estimated fair values on a quarterly basis as discussed further in Note 10—Derivatives and Note 11—Fair Value Measurements. At September 30, 2025, the aggregate estimated fair value of the 2026 WTI Contingent Liability was $27 million.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Other Acquisitions

Additionally, during the year ended December 31, 2024, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 261 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $54 million, including customary closing adjustments. The Company funded these acquisitions with cash on hand and borrowings under the Operating Company’s previous revolving credit facility.

Divestiture

In the second quarter of 2024, the Company divested all of its non-Permian assets for a purchase price of approximately $87 million, including transaction costs and customary post-closing adjustments. The divested properties consisted of approximately 2,713 net royalty acres with current production of approximately 450 BO/d. The Company recorded the proceeds as a reduction of its full cost pool with no gain or loss recognized on the sale.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following for the periods presented:

	September 30,	December 31,
	2025	2024
	(In millions)
Oil and natural gas interests:
Subject to depletion	$9,314	$3,533
Not subject to depletion	5,275	2,180
Gross oil and natural gas interests	14,589	5,713
Accumulated depletion	(1,334)	(961)
Accumulated impairment	(480)	(120)
Oil and natural gas interests, net	12,775	4,632
Other property, equipment and land	8	6
Property, net of accumulated depletion and impairment	$12,783	$4,638

As of September 30, 2025, and December 31, 2024, the Company had mineral and royalty interests representing approximately 95,846 and 35,671 net royalty acres, respectively.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. As a result of its ceiling test, the Company recorded a non-cash ceiling test impairment for the three and nine months ended September 30, 2025, of $360 million. No impairment expense was recorded on the Company’s oil and natural gas interests for the three and nine months ended September 30, 2024, based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Company’s production rates, levels of proved reserves, transfers of unevaluated properties, income tax rate assumptions and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the SEC Prices decline as compared to the commodity prices used in prior quarters, the Company could have material write-downs in subsequent quarters.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(In millions)
5.375% Senior Notes due 2027	$380	$430
4.900% Senior Notes due 2030	500	—
7.375% Senior Notes due 2031	—	400
5.700% Senior Notes due 2035	1,100	—
Term Loan	500	—
Revolving credit facility	160	261
Unamortized debt issuance costs	(15)	(6)
Unamortized discount costs	(4)	(2)
Total debt, net	2,621	1,083
Less: current maturities of debt	380	—
Total long-term debt	$2,241	$1,083

2025 Revolving Credit Facility

On June 12, 2025, Former Viper, as guarantor, entered into a credit agreement with the Operating Company, as borrower, and Wells Fargo, as the administrative agent (the “2025 Revolving Credit Facility”), which among other things, provides the Operating Company with a senior unsecured revolving credit facility with a commitment of $1.5 billion, a swingline commitment of up to $50 million and a letter of credit commitment of $5 million. The 2025 Revolving Credit Facility has a maturity date of June 12, 2030, with the ability to request three extensions of the maturity date by one year. The 2025 Revolving Credit Facility was previously guaranteed by certain subsidiaries of the Operating Company, and upon completion of the Sitio Acquisition, those subsidiary guarantees were released and New Viper and Former Viper became co-guarantors. The 2025 Revolving Credit Facility replaced the Operating Company’s previous revolving credit facility, dated July 20, 2018, among the Company, the Operating Company and Wells Fargo as amended, restated, amended and restated, supplemented or otherwise modified prior to June 12, 2025. As of September 30, 2025, the Operating Company had $160 million in outstanding borrowings and $1.3 billion available for future borrowings under the 2025 Revolving Credit Facility. The weighted average interest rates on borrowings under the Operating Company’s respective revolving credit facilities were 5.83% and 6.21% for the three and nine months ended September 30, 2025, respectively, and 7.51% and 7.52% for the three and nine months ended September 30, 2024, respectively.

Borrowings under the 2025 Revolving Credit Facility bear interest at a per annum rate elected by the Operating Company that is equal to term SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate loans and from 1.125% to 2.000% per annum in the case of term SOFR loans, in each case based on the pricing level. Further, the commitment fee ranges from 0.125% to 0.325% per annum on the average daily unused portion of the commitment, again based on the pricing level. The pricing level depends on the rating of the Company’s long-term senior unsecured debt by certain ratings agencies.

The 2025 Revolving Credit Facility contains a financial covenant that requires the Company to maintain a Total Net Debt to Capitalization Ratio (as defined in the 2025 Revolving Credit Facility) of no more than 65%. As of September 30, 2025, the Operating Company was in compliance with all financial maintenance covenants under the 2025 Revolving Credit Facility.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Term Loan

On July 23, 2025, in connection with the Sitio Acquisition, Former Viper, as guarantor, entered into a term loan credit agreement with the Operating Company, as borrower, and Goldman Sachs Bank USA, as administrative agent (the “Term Loan”).

The Term Loan provided the Company with the ability to borrow up to $500 million on a senior unsecured basis to fund a portion of the retirement of Sitio’s debt, in connection with the Sitio Acquisition. On the date of closing of the Sitio Acquisition, the Term Loan was fully drawn in a single borrowing. Any then-outstanding amounts will mature and be payable in full on the second anniversary of the initial funding date. In connection with the closing of the Sitio Acquisition, New Viper became a co-guarantor of the Term Loan.

Borrowings under the Term Loan bear interest at a per annum rate elected by the Operating Company that is equal to SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.250% to 1.125% per annum in the case of the alternate base rate loans and from 1.250% to 2.125% per annum in the case of term SOFR loans, in each case based on the pricing level. The pricing level depends on the rating of the Company’s long-term senior unsecured debt by certain ratings agencies. In addition, the fee on undrawn commitments is equal to 0.20% per annum on the aggregate principal amount of such commitments. During the three and nine months ended September 30, 2025, the weighted average interest rate on borrowings under the Term Loan was 5.92%.

Notes Offering

On July 23, 2025, the Operating Company, as borrower, and Former Viper, as guarantor, issued $1.6 billion in aggregate principal amount of the Guaranteed Senior Notes consisting of (i) $500 million aggregate principal amount of 4.900% Senior Notes due August 1, 2030, (the “2030 Notes”), and (ii) $1.1 billion aggregate principal amount of 5.700% Senior Notes due August 1, 2035, (the “2035 Notes”). The Company received net proceeds of approximately $1.58 billion, after underwriters’ discounts and transaction costs. Interest on the Guaranteed Senior Notes is payable semi-annually in February and August of each year, beginning on February 1, 2026. Concurrently, the Company used a portion of the proceeds to redeem or satisfy and discharge, as discussed below, approximately $780 million in aggregate principal amounts of the Company’s outstanding Notes. Following the closing of the Sitio Acquisition, the Company used the remaining proceeds from the issuance of the Guaranteed Senior Notes to (i) retire Sitio’s 7.875% senior notes due 2028, (ii) repay borrowings under Sitio’s revolving credit facility, (iii) pay fees, costs and expenses related to the redemption or repayment of such debt, and (iv) for general corporate purposes.

The Guaranteed Senior Notes (i) are senior unsecured obligations and are fully and unconditionally guaranteed by Former Viper, and, following the closing of the Sitio Acquisition, also by New Viper (ii) are senior in right of payment to any of the Company’s future subordinated indebtedness, and (iii) rank equal in right of payment with all of the Company’s existing and future senior indebtedness. The Guaranteed Senior Notes have been registered under the Securities Act.

Retirement of Notes

During the second quarter of 2025, the Company opportunistically repurchased principal amounts of $50 million of its 5.375% Senior Notes due 2027 (the “2027 Notes”) in open market transactions for total cash consideration of $50 million, at an average of 99.7% of par value, resulting in an immaterial gain on extinguishment of debt for the nine months ended September 30, 2025.

On July 23, 2025, using proceeds from the issuance of the Guaranteed Senior Notes, the Company (i) redeemed all of its outstanding 7.375% Senior Notes due 2031 (the “2031 Notes”) for total cash consideration of approximately $434 million including the applicable redemption premium of 106.767% of par and accrued and unpaid interest up to, but not including, the redemption date, and (ii) issued and delivered a notice of redemption to redeem all of its outstanding 2027 Notes on November 1, 2025, for total cash consideration, including payment of interest due to, but not including, the redemption date at a redemption price equal to 100% of the principal amount of the 2027 Notes. The redemption of the 2031 Notes resulted in a loss on extinguishment of debt of $32 million. Concurrent with the notice of redemption for the 2027 Notes, the Company irrevocably deposited with Computershare Trust Company, National Association, the trustee under the indenture governing the 2027 Notes, approximately $390 million, the redemption amount of the 2027 Notes, which is reflected in the caption

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
“Restricted cash” on the condensed consolidated balance sheet as of September 30, 2025. The indenture governing the 2027 Notes was satisfied and discharged at that time in accordance with its terms and ceased to be of further effect as to the 2027 Notes issued thereunder, except those provisions of the indenture that, by their terms, survived the satisfaction and discharge. The satisfaction and discharge of the 2027 Notes did not represent a legal defeasance or release, and as such, the 2027 Notes were reflected as a short-term obligation until subsequently redeemed on November 1, 2025.

7.    STOCKHOLDERS’ EQUITY

At September 30, 2025, the Company had a total of 169,261,023 shares of Class A Common Stock issued and outstanding and 191,078,341 shares of Class B Common Stock issued and outstanding. At September 30, 2025, Diamondback beneficially owned 155,058,093 shares of the Company’s Class B Common Stock, representing approximately 43.0% of the Company’s total shares outstanding, approximately 33,619,951 shares of the Company’s Class B Common Stock are beneficially owned by Sitio OpCo’s former equity holders, representing approximately 9.3% of the Company’s total shares outstanding and the Morita Ranches Equity Recipients beneficially owned 2,400,297 shares of the Company’s Class B Common Stock, representing approximately 0.7% of the Company’s total shares outstanding. In addition, at September 30, 2025, TWR IV held the TWR Class B Option to purchase up to 10,093,670 shares of the Company’s Class B Common Stock.

Diamondback also beneficially owned 155,058,093 OpCo Units, representing a 41.9% non-controlling ownership interest in the Operating Company, Sitio OpCo’s former equity holders beneficially owned 33,619,951 OpCo Units, representing a 9.1% non-controlling ownership interest in the Operating Company, TWR IV beneficially owned 10,093,670 OpCo Units, representing a 2.7% non-controlling ownership interest in the Operating Company, the Morita Ranches Equity Recipients beneficially owned 2,400,297 OpCo Units, representing a 0.6% non-controlling ownership interest in the Operating Company and the Company owned 169,261,023 OpCo Units, representing a 45.7% controlling ownership interest in the Operating Company as the managing member of the Operating Company.

The OpCo Units and the Company’s Class B Common Stock are exchangeable from time to time for the Company’s Class A Common Stock (that is, one OpCo Unit and one share of the Company’s Class B Common Stock, together, are exchangeable for one share of the Company’s Class A Common Stock). TWR IV can exchange some or all of its OpCo Units for an equal number of shares of the Company’s Class A Common Stock and any OpCo Units so exchanged will reduce the number of shares of Class B Common Stock subject to the TWR Class B Option. From time to time, we may also elect to purchase shares of Class B Common Stock and OpCo Units to the extent they become available in connection with holders’ requests for exchanges into shares of Class A Common Stock.

2025 Equity Offering

On February 3, 2025, the Company completed an underwritten public offering of 28,336,000 shares of Class A Common Stock, which included 3,696,000 shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $44.50 per share for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs (the “2025 Equity Offering”). The Company used the net proceeds from the 2025 Equity Offering to fund (i) the cash consideration for the Morita Ranches Acquisition, (ii) a portion of the cash consideration for the 2025 Drop Down, and (iii) for general corporate purposes.

2024 Equity Offering

On September 13, 2024, the Company completed an underwritten public offering of 11,500,000 shares of Class A Common Stock, which included 1,500,000 shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $42.50 per share for total net proceeds of approximately $476 million, after the underwriters’ discount and transaction costs (the “2024 Equity Offering”). The net proceeds were used to fund a portion of the cash consideration for the TWR Acquisition.

Common Stock Repurchase Program

The Company’s board of directors has authorized a $750 million common stock repurchase program, with respect to the repurchase of the Company’s Class A Common Stock, excluding excise tax, over an indefinite period of time. The Company has purchased and intends to continue to purchase shares of Class A Common Stock under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s board of directors at any time.

During the three and nine months ended September 30, 2025, the Company repurchased approximately $90 million and $100 million of its Class A Common Stock under the repurchase program, respectively, excluding excise tax. There were no repurchases of Class A Common stock during the three and nine months ended September 30, 2024. As of September 30, 2025, approximately $334 million remained available under the repurchase program, excluding excise tax.

Cash Dividends

The board of directors of the Company has established a dividend policy, whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its unitholders (including Diamondback, the Company, Sitio’s former equity holders, TWR IV and the Morita Ranches Equity Recipients). Viper in turn distributes all or a portion of the available cash it receives from the Operating Company to holders of its Class A Common Stock through base and variable dividends that take into account capital returned to stockholders via its stock repurchase program. Viper’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors following the end of such quarter.

The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals the Company’s consolidated Adjusted EBITDA for the applicable quarter, less cash needed for income taxes payable, debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the Company deems necessary or appropriate, lease bonus income (net of applicable taxes), distribution equivalent rights payments, preferred dividends and an adjustment for changes in ownership interests that occurred subsequent to the quarter, if any. For a detailed description of the Company’s and the Operating Company’s dividend policy, see Note 7—Stockholders’ Equity—Cash Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The percentage of cash available for distribution by the Operating Company pursuant to its distribution policy may change quarterly to enable the Operating Company to retain cash flow to help strengthen the Company’s balance sheet while also expanding the return of capital program through Viper’s stock repurchase program. Viper is not required to pay dividends to its Class A Common stockholders on a quarterly or other basis.

The following table presents information regarding cash dividends paid during the periods presented (in millions except per share amounts):

	Distributions
Period	Amount per OpCo Unit	Operating Company Distributions to Non-Controlling Interests	Amount per Class A Common Share	Class A Common Stockholders(1)	Declaration Date	Class A Common Stockholder Record Date	Payment Date
2025
Q4 2024	$0.69	$68	$0.65	$85	January 30, 2025	March 6, 2025	March 13, 2025
Q1 2025	$0.70	$117	$0.57	$75	May 1, 2025	May 15, 2025	May 22, 2025
Q2 2025	$0.59	$98	$0.53	$69	July 31, 2025	August 14, 2025	August 21, 2025
2024
Q4 2023	$0.69	$63	$0.56	$48	February 15, 2024	March 5, 2024	March 12, 2024
Q1 2024	$0.70	$60	$0.59	$54	April 25, 2024	May 15, 2024	May 22, 2024
Q2 2024	$0.76	$65	$0.64	$59	August 1, 2024	August 15, 2024	August 22, 2024
(1)    Dividends paid in the first quarter of 2024 include amounts paid to Diamondback for the 7,946,507 shares of Class A Common Stock then beneficially owned by Diamondback and distribution equivalent rights payments. As of March 31, 2024, Diamondback did not beneficially own any shares of Class A Common Stock.

Cash dividends will be made to the holders of record of the Company’s Class A Common Stock on the applicable record date, generally within 60 days after the end of each quarter.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents the ownership interests of Diamondback, Sitio’s former equity holders, TWR IV and the Morita Ranches Equity Recipients in the net assets of the Operating Company. The non-controlling interests’ relative ownership in the Operating Company can change due to the purchase or sale of the Company’s Common Stock, the Company’s public offerings of shares of Class A Common Stock for which proceeds are contributed to the Operating Company in exchange for OpCo Units, issuance of shares of Class A Common Stock or issuance of shares of Class B Common Stock and OpCo Units for acquisitions, share-based compensation, repurchases of shares of Class A Common Stock and distribution equivalent rights paid on the Company’s Class A Common Stock. These changes in ownership percentage result in adjustments to non-controlling interest and stockholders’ equity, tax effected, but do not impact earnings.

The following table summarizes the changes in stockholders’ equity due to changes in ownership interest during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net income (loss) attributable to the Company	$(77)	$49	$35	$149
Change in ownership of consolidated subsidiaries	(75)	(156)	481	(79)
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$(152)	$(107)	$516	$70

8.    EARNINGS PER COMMON SHARE

The net income (loss) per common share on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Company’s Class A Common Stock for the three and nine months ended September 30, 2025, and 2024, respectively.

Basic and diluted earnings per common share are calculated using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of Class A Common Stock and participating securities. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average shares of Class A Common Stock outstanding during the period. Diluted net income (loss) per common share gives effect, when applicable, to unvested restricted stock units and performance restricted stock units granted under the LTIP.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to the period	$(77)	$49	$35	$149
Less: distributed and undistributed earnings allocated to participating securities(1)	1	—	1	—
Net income (loss) attributable to common stockholders	$(78)	$49	$34	$149
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	148,882	93,695	133,741	90,895
Effect of dilutive securities:
Potential common shares issuable(2)	49	52	127	94
Diluted weighted average common shares outstanding	148,931	93,747	133,868	90,989
Net income (loss) per common share, basic	$(0.52)	$0.52	$0.25	$1.64
Net income (loss) per common share, diluted	$(0.52)	$0.52	$0.25	$1.64
(1)    Unvested restricted stock units and performance restricted stock units that contain non-forfeitable distribution equivalent rights are considered participating securities and are therefore included in the earnings per share calculation pursuant to the two-class method.
(2)    For the three and nine months ended September 30, 2025, and 2024, there were no other significant potential common shares excluded from the computation of diluted earnings per common share.

9.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$(26)	$18	$2	$43
Effective tax rate	11.7%	13.6%	4.8%	11.4%

The Company’s effective income tax rates for the three and nine months ended September 30, 2025, and 2024, differed from the amounts computed by applying the United States federal statutory tax rate to pre-tax income for the periods primarily due to net income attributable to the non-controlling interest.

In connection with the closing of the Sitio Acquisition, the Company acquired prepaid income tax balances of approximately $14 million and deferred tax assets of $5 million related to loss carryforwards. The Company also recognized a deferred tax liability of approximately $122 million.

In March 2024, Diamondback converted 5,278,493 shares of the Company’s Class B Common Stock along with 5,278,493 OpCo Units into an equivalent number of shares of the Company’s Class A Common Stock. In connection with this transaction, the Company recognized a $28 million increase in its deferred tax asset and an $11 million increase in its valuation allowance through additional paid-in capital.

During the three and nine months ended September 30, 2024, the Company maintained a partial valuation allowance against its deferred tax assets considered not more likely than not to be realized, based on its assessment of all available evidence, both positive and negative as required by applicable accounting standards. The remaining valuation allowance was released in full during the fourth quarter of 2024.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “Act”), was enacted. The Act included multiple provisions applicable to U.S. income taxes for businesses, including immediate expensing of research or experimental expenses, bonus depreciation for qualified tangible property, deductible intangible drilling costs for purposes of the corporate “book” minimum tax and enhancements to limits on business interest expense deductions. The Company accounted for the Act in the period of enactment and concluded there was not a material impact to the Company’s current or deferred income tax balances.

10.    DERIVATIVES

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the condensed consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

Commodity Contracts

The Company historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At September 30, 2025, the Company has puts, costless collars and fixed price basis swaps outstanding.

The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with put contracts for oil based on WTI Cushing and fixed price basis swaps for oil based on the spread between the WTI Cushing crude oil price and the Argus WTI Midland crude oil price. The Company’s fixed price basis swaps for natural gas are for the spread between the Waha Hub natural gas price and the Henry Hub natural gas price. The weighted average differential represents the amount of reduction to the WTI Cushing oil price and the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts. Under the Company’s costless collar contracts, each collar has an established floor price and ceiling price. When the settlement price is below the floor price, the counterparty is required to make a payment to the Company, and when the settlement price is above the ceiling price, the Company is required to make a payment to the counterparty. When the settlement price is between the floor and the ceiling, there is no payment required.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are all participants in the amended and restated credit facility, which is secured by substantially all of the assets of the Operating Company; therefore, the Company is not required to post any collateral. The Company’s counterparties have been determined to have an acceptable credit risk; therefore, the Company does not require collateral from its counterparties. Market risks involved in our use of derivative instruments relate to our potential inability to realize the benefits of any increases in commodity prices above the prices established by our derivative contracts.

As of September 30, 2025, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Average Strike Price	Average Deferred Premium
OIL
Oct. - Dec.	2025	Puts	40,000	WTI Cushing	$—	$—	$—	$55.00	$(1.70)
Jan. - Mar.	2026	Puts	25,000	WTI Cushing	$—	$—	$—	$54.30	$(1.76)
NATURAL GAS
Oct. - Dec.	2025	Basis Swaps	60,000	Waha Hub	$(1.00)	$—	$—	$—	$—
Jan. - Dec.	2026	Basis Swaps	80,000	Waha Hub	$(1.61)	$—	$—	$—	$—
Jan. - Dec.	2027	Basis Swaps	40,000	Waha Hub	$(1.40)	$—	$—	$—	$—
Oct. - Dec.	2025	Costless Collar	60,000	Henry Hub	$—	$2.50	$4.93	$—	$—
Jan. - Dec.	2026	Costless Collar	60,000	Henry Hub	$—	$2.75	$6.64	$—	$—

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Treasury Locks

During the third quarter of 2025, the Company entered into certain treasury lock contracts to reduce the forecasted interest rate risk associated with the issuance of the Guaranteed Senior Notes. The treasury locks were terminated and settled upon issuance of the Guaranteed Senior Notes with a gain of $3 million recognized under the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Contingent Liability

The 2026 WTI Contingent Liability was recorded in “Accrued liabilities” on the Company’s condensed consolidated balance sheet at September 30, 2025, and in “Other long-term liabilities” on the Company’s consolidated balance sheet at December 31, 2024. The change in fair value of the 2026 WTI Contingent Liability is recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Balance Sheet Offsetting of Derivative Assets and Liabilities

The fair value of derivative instruments is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums, that are with the same counterparty and are subject to contractual terms which provide for net settlement. See Note 11—Fair Value Measurements for further details.

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$13	$7	$15	$5
2026 WTI Contingent Liability	2	—	3	—
Treasury locks	3	—	3	—
Total	$18	$7	$21	$5

Net cash receipts (payments) on derivatives:
Commodity contracts	$8	$—	$20	$(2)
Treasury locks	3	—	3	—
Total	$11	$—	$23	$(2)

11.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 11—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, certain assets and liabilities are reported at fair value on a recurring basis on the Company’s condensed consolidated balance sheets, including the Company’s commodity derivative instruments and the 2026 WTI Contingent Liability.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The fair values of the Company’s derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third-party, the contracted notional volumes and time to maturity. The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The fair value of the 2026 WTI Contingent Liability is estimated using observable market data and a Monte Carlo pricing model, which are considered Level 2 inputs in the fair value hierarchy.

The following tables provide (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current:
Derivative instruments	$—	$35	$—	$35	$(13)	$22
Non-current:
Derivative instruments	$—	$2	$—	$2	$(2)	$—
Liabilities:
Current:
Derivative instruments	$—	$13	$—	$13	$(13)	$—
2026 WTI Contingent Liability	$—	$27	$—	$27	$—	$27
Non-current:
Derivative instruments	$—	$13	$—	$13	$(2)	$11

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current:
Derivative instruments	$—	$24	$—	$24	$(6)	$18
Liabilities:
Current:
Derivative instruments	$—	$8	$—	$8	$(6)	$2
Non-current:
2026 WTI Contingent Liability	$—	$30	$—	$30	$—	$30

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt	$2,621	$2,664	$1,083	$1,105

The fair values of the Operating Company’s current or previous revolving credit facility, as applicable, and the Term Loan approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy. The fair values of the Notes and Guaranteed Senior Notes were determined using the quoted market price at each period end, a Level 1 classification in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include mineral and royalty interests acquired in asset acquisitions and subsequent write-downs of the Company’s proved oil and natural gas interests to fair value when they are impaired or held for sale.

Fair Value of Financial Assets

The Company has other financial instruments consisting of cash and cash equivalents, royalty income receivables, income tax receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable. The carrying values of these instruments approximate their fair values because of the short-term nature of the instruments.

12.    COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of its business. While the ultimate outcome of the pending proceedings, disputes or claims and any resulting impact on the Company cannot be predicted with certainty, the Company’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Company’s assessment. The Company records reserves for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

13.    SUBSEQUENT EVENTS

Pending Divestiture of Non-Permian Assets

On October 30, 2025, the Company entered into an equity interest purchase agreement to divest all its non-Permian assets, including those acquired from Sitio, to an affiliate of GRP Energy Capital LLC and Warwick Capital Partners LLP for a purchase price of approximately $670 million, subject to customary purchase price adjustments (the “Pending Non-Permian Divestiture”). The properties to be divested consist of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with current production of approximately 4,750 BO/d. The Pending Non-Permian Divestiture is subject to customary closing conditions and is expected to close in the first quarter of 2026.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Cash Dividend

On October 30, 2025, the board of directors of the Company approved a cash dividend for the third quarter of 2025 of $0.58 per share of Class A Common Stock and $0.66 per OpCo Unit, in each case, payable on November 20, 2025, to holders of record at the close of business on November 13, 2025. The dividend on Class A Common Stock consists of a base quarterly dividend of $0.33 per share and a variable quarterly dividend of $0.25 per share.

14.    SEGMENT INFORMATION

The Company is managed on a consolidated basis as a single operating and reportable segment which is focused on owning and acquiring mineral and royalty interests primarily in the Permian Basin in West Texas. The Company’s operating segment derives its revenue from customers through the receipt of royalty income on the sale of oil and natural gas products as well as other immaterial service contracts. See Note 3—Revenue from Contracts with Customers for further discussion of the Company’s sources of revenue.

The Company’s Chief Operating Decision Maker (“CODM”) uses the Company’s condensed consolidated financial results to assess performance, allocate resources and make key operating decisions, obtaining the board’s approval as required. The measures of segment profit or loss and total assets utilized by the CODM are net income and total assets, as reported on the condensed consolidated statements of operations and the condensed consolidated balance sheets, respectively. The significant expense categories, their amounts and other segment items that are regularly provided to the CODM are those that are reported in the Company’s condensed consolidated statements of operations.

The CODM uses consolidated net income as a measure of profitability to evaluate segment performance and to make capital allocation decisions such as reinvestment in the business or return of capital through the payment of base and variable dividends or repurchases under the share repurchase program.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See Part II. Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements.

Overview

We are a publicly traded Delaware corporation focused on owning and acquiring mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We operate in one reportable segment.

Recent Developments

Pending Divestiture of Non-Permian Assets

On October 30, 2025, we entered into an equity interest purchase agreement to divest all its non-Permian assets, including those acquired from Sitio, for a purchase price of approximately $670 million, subject to customary purchase price adjustments. The properties to be divested consist of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with current production of approximately 4,750 BO/d. The Pending Non-Permian Divestiture is subject to customary closing conditions and is expected to close in the first quarter of 2026.

Acquisitions Update

Sitio Acquisition

On August 19, 2025, we completed the Sitio Acquisition in an all-equity transaction valued at approximately $4.0 billion, subject to further adjustments for transaction costs and certain customary post-closing adjustments, including the retirement of Sitio’s net debt of approximately $1.2 billion. The mineral and royalty interests acquired in the Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres.

Other Acquisitions

During the nine months ended September 30, 2025, we acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 270 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $72 million, subject to customary post-closing adjustments.

At September 30, 2025, our footprint of mineral and royalty interests totaled approximately 95,846 net royalty acres, approximately 39% of which are operated by Diamondback.

See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional information on these acquisitions.

Debt Transactions

Notes Offering and Redemption of Notes

On July 23, 2025, the Operating Company issued the Guaranteed Senior Notes for an aggregate principal amount of $1.6 billion. We used a portion of the net proceeds from the issuance of the Guaranteed Senior Notes to redeem or satisfy and discharge, as applicable, approximately $780 million in aggregate principal amount of our previously outstanding Notes, including accrued interest paid and redemption premiums. The 2027 Notes were subsequently redeemed in full on November 1, 2025. We used the remaining net proceeds (i) to retire Sitio’s 7.875% senior notes due 2028, (ii) to repay borrowings under Sitio’s revolving credit facility, (iii) to pay fees, costs and expenses related to the redemption or repayment of such debt, and (iv) for general corporate purposes.

Term Loan

In connection with the closing of the Sitio Acquisition, we entered into the $500 million Term Loan, which was fully drawn in a single borrowing to partially fund the retirement of Sitio’s debt.

See Note 6—Debt of the notes to the condensed consolidated financial statements for additional discussions of our debt.

2025 Equity Offering

On February 3, 2025, we completed an underwritten public offering of 28,336,000 shares of our Class A Common Stock, which included 3,696,000 shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $44.50 per share, for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs. We used the net proceeds from the 2025 Equity Offering to fund (i) the cash consideration for the Morita Ranches Acquisition, (ii) a portion of the cash consideration for the 2025 Drop Down, and (iii) for general corporate purposes.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to tariffs or other trade barriers and any resulting trade tensions, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. OPEC and its non-OPEC allies, known collectively as OPEC+, continue to meet regularly to evaluate the state of global oil supply, demand and inventory levels and can heavily influence volatility in oil prices. During the nine months ended September 30, 2025, and 2024, WTI prices averaged $66.65 and $77.61 per Bbl, respectively, and Henry Hub prices averaged $3.48 and $2.22 per MMBtu, respectively.

For additional information around risks related to commodity prices, see Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Guidance

The following table presents our current estimates of certain financial and operating results for the full year 2025, as well as production and cash tax guidance for the fourth quarter of 2025.

2025 Guidance
Q4 2025 net production - MBO/d	65.00 - 67.00
Q4 2025 net production - MBOE/d	124.00 - 128.00
Full year 2025 net production - MBO/d	48.75 - 49.00
Full year 2025 net production - MBOE/d	92.75 - 93.50

Costs ($/BOE)
Depletion	$16.75 - $17.25
Cash general and administrative expenses	$0.80 - $1.00
Non-cash share-based compensation	$0.10 - $0.20
Net interest expense	$2.50 - $3.00

Production and ad valorem taxes (% of revenue)	~7%
Q4 2025 cash taxes (in millions)(1)	$13 - $18
(1)    Attributable to Viper.

Production and Operational Update

As of September 30, 2025, there are 104 gross rigs operating on our mineral and royalty acreage, nine of which are operated by Diamondback. During the third quarter of 2025, we continued to execute on our growth strategy, bolstered by the closing of the Sitio Acquisition and continued organic growth. Looking ahead to 2026, we anticipate mid-single digit organic oil production growth from the fourth quarter of 2025 estimated production on our Permian assets.

The following table summarizes our gross well information for the third quarter ended September 30, 2025:

	Diamondback Operated	Third-Party Operated	Total
Q3 2025 horizontal wells turned to production(1)(2):
Gross wells	124	615	739
Net 100% royalty interest wells	6.9	8.3	15.2
Average percent net royalty interest	5.6%	1.3%	2.1%

Horizontal producing well count:
Gross wells	4,047	30,635	34,682
Net 100% royalty interest wells	255.3	377.2	632.5
Average percent net royalty interest	6.3%	1.2%	1.8%

Horizontal active development well count(3):
Gross wells	286	1,661	1,947
Net 100% royalty interest wells	18.5	20.3	38.8
Average percent net royalty interest	6.5%	1.2%	2.0%

Line of sight wells(4):
Gross wells	263	1,401	1,664
Net 100% royalty interest wells	18.2	18.1	36.3
Average percent net royalty interest	6.9%	1.3%	2.2%
(1)    Includes the horizontal wells turned to production by Sitio from July 1, 2025 through August 18, 2025.
(2)    Average lateral length of 10,947.
(3)    The total 1,947 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(4)    The total 1,664 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third-party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Results of Operations

Comparison of the Three Months Ended September 30, 2025, and June 30, 2025

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025
	(In millions)
Operating income:
Oil income	$332	$241
Natural gas income	15	10
Natural gas liquids income	46	36
Royalty income	393	287
Lease bonus income—related party	17	—
Lease bonus income	8	10
Total operating income	418	297
Costs and expenses:
Production and ad valorem taxes	27	21
Depletion	182	124
Impairment	360	—
General and administrative expenses—related party	4	3
General and administrative expenses	6	4
Transaction expenses	15	10
Total costs and expenses	594	162
Income (loss) from operations	(176)	135
Other income (expense):
Interest expense, net	(32)	(15)
Gain (loss) on derivative instruments, net	18	(29)
Gain (loss) on early extinguishment of debt	(32)	—
Other income (expense), net	(1)	—
Total other income (expense), net	(47)	(44)
Income (loss) before income taxes	(223)	91
Provision for (benefit from) income taxes	(26)	7
Net income (loss)	(197)	84
Net income (loss) attributable to non-controlling interest	(120)	47
Net income (loss) attributable to Viper Energy, Inc.	$(77)	$37

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025
Production data:
Oil (MBbls)	5,160	3,787
Natural gas (MMcf)	14,655	10,132
Natural gas liquids (MBbls)	2,412	1,739
Combined volumes (MBOE)(1)	10,015	7,215

Average daily oil volumes (BO/d)	56,087	41,615
Average daily combined volumes (BOE/d)	108,859	79,286

Average sales price:
Oil ($/Bbl)	$64.34	$63.64
Natural gas ($/Mcf)	$1.02	$0.99
Natural gas liquids ($/Bbl)	$19.07	$20.70
Combined ($/BOE)(2)	$39.24	$39.78

Oil, hedged ($/Bbl)(3)	$63.76	$62.85
Natural gas, hedged ($/Mcf)(3)	$1.77	$1.58
Natural gas liquids ($/Bbl)(3)	$19.07	$20.70
Combined price, hedged ($/BOE)(3)	$40.04	$41.03

Average costs ($/BOE):
Production and ad valorem taxes	$2.70	$2.91
General and administrative - cash component	0.80	0.69
Total operating expense - cash	$3.50	$3.60

General and administrative - non-cash stock compensation expense	$0.20	$0.28
Interest expense, net	$3.20	$2.08
Depletion	$18.17	$17.19
(1)    Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)    Realized price net of all deducts for gathering, transportation and processing.
(3)    Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses between the third quarter of 2025 and the second quarter of 2025 are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased by $106 million during the third quarter of 2025 compared to the second quarter of 2025 due to a 39% increase in production. The average realized price for our combined production did not change significantly between quarters due largely to the increase in our average realized oil price being offset by the decrease in our average realized natural gas liquids price for the third quarter of 2025 compared to the second quarter of 2025.

Of the overall 39% increase in production, approximately 58% is attributable to the Sitio Acquisition, 33% is attributable to recording a full quarter of production from the 2025 Drop Down, and 9% is attributable to adjustments recorded in the third quarter of 2025 to estimated volumes accrued in the second quarter of 2025. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	September 30, 2025			June 30, 2025
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$19	$1.90	4.8%	$14	$1.94	4.9%
Ad valorem taxes	8	0.80	2.1	7	0.97	2.4
Total production and ad valorem taxes	$27	$2.70	6.9%	$21	$2.91	7.3%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices, and ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Production taxes and ad valorem taxes as a percentage of royalty income for the third quarter of 2025 were relatively consistent with the second quarter of 2025.

Depletion. The increase in depletion expense of $58 million for the third quarter of 2025 compared to the second quarter of 2025 consisted primarily of (i) $48 million from growth in production volumes, and (ii) $10 million due to an increase in the depletion rate to $18.17 per BOE for the third quarter of 2025, resulting primarily from the addition of leasehold costs and reserves from the Sitio Acquisition compared to $17.19 per BOE for the second quarter of 2025.

Impairment. In the third quarter of 2025, we recorded a non-cash ceiling test impairment charge of $360 million due to the carrying value of our proved reserves exceeding their estimated future net cash flows utilizing the SEC’s methodology and pricing at September 30, 2025. The excess value resulted primarily from recording properties acquired in the 2025 Drop Down at Diamondback’s historical carrying value, which exceeded the value calculated in the ceiling test using the SEC Prices at September 30, 2025. No impairment expense was recorded for the second quarter of 2025.

Impairment charges affect our results of operations but do not reduce our cash flow. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties, income tax rate assumptions and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. Given the overall decline in SEC Prices through the first three quarters of 2025 and into the fourth quarter of 2025, as compared to 2024, we believe an additional material non-cash impairment of our assets is reasonably likely to occur in the fourth quarter of 2025; however, based on the number of factors that may impact our future estimate of proved reserves, we are currently unable to determine an estimate of the amount or range of amounts of any potential impairment charge in the fourth quarter of 2025.

Transaction Expenses. The $15 million in transaction expenses recorded in the third quarter of 2025 primarily consisted of employee severance costs related to the Sitio Acquisition. The $10 million in transaction expenses recorded in the second quarter of 2025 are costs related to the 2025 Drop Down, which was accounted for as a common control transaction, including $5 million of deal advisory fees and other individually insignificant costs for accounting, legal and filing fees.

Interest Expense, Net. The increase in net interest expense of $17 million for the third quarter of 2025 compared to the second quarter of 2025 consisted primarily of (i) $16 million in additional expense incurred for our Guaranteed Senior Notes, which were issued July 23, 2025, (ii) $3 million in additional expense incurred on the Term Loan, (iii) $2 million in additional amortization of debt issuance costs related to costs incurred on the Guaranteed Senior Notes and the Term Loan, and (iv) other individually insignificant changes. These increases in net interest expense were partially offset by interest cost savings of $6 million due to the early termination of the Notes.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	September 30, 2025	June 30, 2025
	(In millions)
Gain (loss) on derivative instruments, net	$18	$(29)
Net cash receipts (payments) on derivatives	$11	$3

The $47 million change to a gain on derivative instruments, net in the third quarter of 2025 compared to a loss in the second quarter of 2025 consists of (i) a $38 million increase in the value of our open natural gas contracts due primarily to a $43 million increase in the value of our basis swaps from changes in the differential between prices for Waha Hub and Henry Hub, (ii) a $7 million decrease in the estimated fair value of our 2026 WTI Contingent Liability based on fluctuations in the projected WTI 2025 Average price, (iii) a $5 million increase in cash receipts on settled natural gas basis swaps, and (iv) a $3 million cash receipt on our treasury locks, which were terminated upon issuance of the Guaranteed Senior Notes. These increases were offset by a $5 million decrease in the value of our open oil contracts and other insignificant changes.

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at September 30, 2025.

Gain (loss) on Early Extinguishment of Debt. The $32 million loss on early extinguishment of debt in the third quarter of 2025 is due to the retirement of the 2031 Notes. See Note 6—Debt of the notes to the condensed consolidated financial statements for additional discussion of our debt at September 30, 2025.

Provision for (Benefit from) Income Taxes. The $33 million change from income tax expense to benefit from income taxes for the third quarter of 2025 compared to the second quarter of 2025 primarily resulted from a net loss attributable to Viper driven by the $360 million non-cash impairment recorded in the third quarter of 2025. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-controlling Interest. The $167 million decrease in net income attributable to non-controlling interest for the third quarter of 2025 compared to the second quarter of 2025 is primarily due to a net loss resulting from the $360 million non-cash impairment expense recorded in the third quarter of 2025 and changes in the non-controlling interest in the Operating Company resulting from the issuance of OpCo Units to fund the Sitio Acquisition in the third quarter of 2025.

Comparison of the Nine Months Ended September 30, 2025, and 2024

The following table summarizes our income and expenses for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Operating income:
Oil income	$774	$558
Natural gas income	40	9
Natural gas liquids income	110	62
Royalty income	924	629
Lease bonus income—related party	17	—
Lease bonus income	19	2
Other operating income	—	1
Total operating income	960	632
Costs and expenses:
Production and ad valorem taxes	65	45
Depletion	373	150
Impairment	360	—
General and administrative expenses—related party	11	7
General and administrative expenses	12	7
Transaction expenses	25	—
Total costs and expenses	846	209
Income (loss) from operations	114	423
Other income (expense):
Interest expense, net	(60)	(54)
Gain (loss) on derivative instruments, net	21	5
Gain (loss) on early extinguishment of debt	(32)	—
Other income (expense), net	(1)	—
Total other income (expense), net	(72)	(49)
Income (loss) before income taxes	42	374
Provision for (benefit from) income taxes	2	43
Net income (loss)	40	331
Net income (loss) attributable to non-controlling interest	5	182
Net income (loss) attributable to Viper Energy, Inc.	$35	$149

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Production data:
Oil (MBbls)	11,765	7,192
Natural gas (MMcf)	32,008	17,370
Natural gas liquids (MBbls)	5,293	2,972
Combined volumes (MBOE)(1)	22,393	13,059

Average daily oil volumes (BO/d)	43,095	26,248
Average daily combined volumes (BOE/d)	82,026	47,661

Average sales prices:
Oil ($/Bbl)	$65.79	$77.61
Natural gas ($/Mcf)	$1.25	$0.50
Natural gas liquids ($/Bbl)	$20.78	$20.78
Combined ($/BOE)(2)	$41.26	$48.14

Oil, hedged ($/Bbl)(3)	$65.02	$76.70
Natural gas, hedged ($/Mcf)(3)	$2.16	$0.77
Natural gas liquids ($/Bbl)(3)	$20.78	$20.78
Combined price, hedged ($/BOE)(3)	$42.16	$47.99

Average costs ($/BOE):
Production and ad valorem taxes	$2.90	$3.42
General and administrative - cash component	0.80	0.91
Total operating expense - cash	$3.70	$4.33

General and administrative - non-cash stock compensation expense	$0.22	$0.17
Interest expense, net	$2.68	$4.19
Depletion	$16.66	$11.47
(1)    Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)    Realized price net of all deducts for gathering, transportation and processing.
(3)    Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased $295 million during the nine months ended September 30, 2025, compared to the same period in 2024. This net increase consisted of an additional $410 million in royalty income from the 71% growth in production, partially offset by a decrease of $115 million due primarily to lower average prices received for our oil production during 2025 compared to the same period in 2024.

Of the 71% growth in production, approximately 52% is attributable to the 2025 Drop Down, 17% is attributable to the Sitio Acquisition, 9% is attributable to the Tumbleweed Acquisitions, and 2% is attributable to the Morita Ranches Acquisition. The remainder of the growth is primarily from new wells added between periods. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Nine Months Ended September 30,
	2025			2024
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$46	$2.05	5.0%	$31	$2.40	5.0%
Ad valorem taxes	19	0.85	2.0	14	1.02	2.1
Total production and ad valorem taxes	$65	$2.90	7.0%	$45	$3.42	7.1%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Production taxes and ad valorem taxes as a percentage of royalty income for the nine months ended September 30, 2025, were relatively consistent with the same period in 2024.

Depletion. The increase in depletion expense of $223 million for the nine months ended September 30, 2025, compared to the same period in 2024 consisted primarily of (i) $116 million due to an increase in the depletion rate to $16.66 per BOE for the nine months ended September 30, 2025, resulting primarily from the addition of leasehold costs and reserves from the TWR Acquisition, the Morita Ranches Acquisition, the 2025 Drop Down and the Sitio Acquisition compared to $11.47 per BOE for the same period in 2024, and (ii) $107 million from growth in production volumes.

Impairment. See discussion in “—Results of Operations—Comparison of the Three Months Ended September 30, 2025, and June 30, 2025” above.

Transaction expenses. The $25 million in transaction expenses recorded in the nine months ended September 30, 2025, are (i) $15 million in employee severance costs related to the Sitio Acquisition, and (ii) costs related to the 2025 Drop Down, which was accounted for as a common control transaction, including $5 million of deal advisory fees and other individually insignificant costs for accounting, legal and filing fees.

Interest Expense, Net. The increase in net interest expense of $6 million for the nine months ended September 30, 2025, compared to the same period in 2024 consisted primarily of (i) approximately $16 million in additional expense incurred for our Guaranteed Senior Notes, which were issued July 23, 2025, (ii) approximately $3 million in additional interest expense incurred on the Term Loan, and (iii) other individually insignificant changes. These increases in net interest expense were partially offset by (i) the receipt of approximately $7 million in additional interest income, and (ii) interest cost savings of approximately $7 million due to the early termination of the Notes.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Gain (loss) on derivative instruments, net	$21	$5
Net cash receipts (payments) on derivatives	$23	$(2)

The $16 million increase in the gain on derivative instruments, net for the nine months ended September 30, 2025, compared to the same period in 2024 consists primarily of (i) a $25 million increase in cash receipts on our settled natural gas basis swaps, (ii) a $3 million decrease in the estimated fair value of our 2026 WTI Contingent Liability based on fluctuations in the projected WTI 2025 Average price, (iii) a $3 million increase in the value of our open oil contracts, (iv) a $3 million cash receipt on our treasury locks, which were terminated upon issuance of the Guaranteed Senior Notes, and (v) other insignificant changes. These increases were primarily offset by a $15 million decrease in the value of our open natural gas contracts primarily due to changes in the differential between prices for Waha Hub and Henry Hub on our basis swaps and other insignificant changes.

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at September 30, 2025.

Gain (loss) on Early Extinguishment of Debt. See discussion in “—Results of Operations—Comparison of the Three Months Ended September 30, 2025, and June 30, 2025” above.

Provision for (Benefit from) Income Taxes. The $41 million decrease in income tax expense for the nine months ended September 30, 2025, compared to the same period in 2024 primarily resulted from a decrease in pre-tax income attributable to Viper driven by the $360 million non-cash impairment recorded in the third quarter of 2025. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-controlling Interest. The $177 million decrease in net income attributable to non-controlling interest for the nine months ended September 30, 2025, compared to the same period in 2024 is primarily due to a decrease in net income and changes in the non-controlling interest in the Operating Company resulting from (i) the Drop Down Equity Issuance, (ii) the issuance of OpCo Units to fund the Sitio Acquisition in the third quarter of 2025, (iii) the issuance of OpCo Units to the Morita Ranches Equity Recipients, and (iv) the issuance of OpCo Units to TWR IV in the fourth quarter of 2024, which were partially offset by a dilution of the non-controlling interest following the 2024 Equity Offering and the 2025 Equity Offering.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow, equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, equity and debt offerings, borrowings under the 2025 Revolving Credit Facility and proceeds from sales of non-core assets. Our primary uses of cash have been dividends to our stockholders, Operating Company distributions to the holders of OpCo Units, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties, including the recently completed Sitio Acquisition, the 2025 Drop Down and the Morita Ranches Acquisition and repurchases of our Class A Common Stock.

At September 30, 2025, we had approximately $1.4 billion of liquidity consisting of $53 million in cash and cash equivalents and $1.3 billion in available borrowings under the 2025 Revolving Credit Facility. At September 30, 2025, our $380 million 2027 Notes were recorded as a current liability in the condensed consolidated balance sheet and were subsequently redeemed on November 1, 2025, with funds held in restricted cash as discussed in Note 6—Debt of the notes to the condensed consolidated financial statements. See “—Capital Resources” below for additional discussions of changes in our sources of cash.

Our working capital requirements are supported by our cash and cash equivalents and the 2025 Revolving Credit Facility. We may draw on the 2025 Revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including future acquisitions of mineral and royalty interests, dividends, debt service obligations, repayment of debt maturities, any repurchases of our Class A Common Stock, Notes or Guaranteed Senior Notes and any amounts that may ultimately be paid in connection with contingencies.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Continued prolonged volatility in the capital, financial and/or credit markets due to changing or adverse macroeconomic conditions, including tariffs, higher interest rates, global supply chain disruptions and actions taken by OPEC members and other exporting nations, conflicts in the Middle East and globally may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Cash flow data:
Net cash provided by (used in) operating activities	$654	$462
Net cash provided by (used in) investing activities	(2,357)	(183)
Net cash provided by (used in) financing activities	2,119	(136)
Net increase (decrease) in cash, cash equivalents and restricted cash	$416	$143

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The increase in net cash provided by operating activities during the nine months ended September 30, 2025, compared to the same period in 2024 was primarily driven by an increase in royalty and lease bonus income and receiving cash payments on our derivatives in 2025 compared to making cash payments to counterparties in 2024. These increases in cash flow were partially offset by an increase in certain cash costs for transaction expenses and production taxes and other changes in our working capital accounts including the timing of when accounts receivable are collected. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025, was primarily related to acquisitions of oil and natural gas interests, including the approximately $1.2 billion repayment made for Sitio’s outstanding debt as part of the consideration for the Sitio Acquisition, the 2025 Drop Down, the Morita Ranches Acquisition and from other third parties. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional information on these acquisitions.

Net cash used in investing activities during the nine months ended September 30, 2024, was primarily related to the Q Acquisition, the M Acquisition and acquisitions of oil and natural gas interests from third parties, partially offset by proceeds from the divestiture of our non-Permian assets.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025, was primarily attributable to (i) net proceeds from the issuance of the Guaranteed Senior Notes of $1.6 billion, (ii) proceeds of $1.2 billion from the 2025 Equity Offering, and (iii) net proceeds from the Term Loan of $500 million. These cash inflows were partially offset by (i) net repayments of $101 million on the 2025 Revolving Credit Facility, (ii) a payment of $427 million for the retirement of the outstanding 2031 Notes principal and redemption premium and $50 million paid for the redemption of a portion of principal outstanding on the 2027 prior to their satisfaction and discharge, (iii) $512 million of dividends paid to holders of the OpCo Units and our Class A Common Stock, and (iv) $100 million of repurchases as part of the share repurchase programs.

Net cash used in financing activities during the nine months ended September 30, 2024, was primarily attributable to $349 million of dividends paid to holders of the OpCo Units and our Class A Common Stock and net repayments of $263 million on the Operating Company’s previous revolving credit facility, offset by proceeds of $476 million from the 2024 Equity Offering.

Capital Resources

The 2025 Revolving Credit Facility and Other Debt Instruments

At September 30, 2025, the Operating Company’s credit facility, which matures on June 12, 2030, had a commitment amount of $1.5 billion, with $160 million in outstanding borrowings and $1.3 billion of availability. Additionally, at September 30, 2025, we had $500 million in outstanding borrowings under the Term Loan.

See Note 6—Debt of the notes to the condensed consolidated financial statements for additional discussions of our debt.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S., which impact the interest rates we receive on our variable rate debt and interest rate swaps. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and production growth opportunities. In May 2025, Fitch Investor Services upgraded our credit rating to investment grade, the second such investment grade credit rating for us. This upgrade granted us access to a broader investor base, lower interest rates and reduced collateral requirements; therefore, enhancing our liquidity. Currently, our credit ratings from the three main credit rating agencies are as follows:

•Standard and Poor’s Global Ratings Services (BBB-);
•Fitch Investor Services (BBB-); and
•Moody’s Investor Services (Ba1).

Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

Capital Requirements

Repurchases of Securities

Under our current common stock repurchase program, the board of directors has authorized us to acquire up to $750 million of our Class A Common Stock, excluding excise tax. Since the inception of our common stock repurchase program, we have repurchased an aggregate of 16,918,291 shares of our Class A Common Stock for a total cost of $448 million, excluding excise tax, as of October 31, 2025, leaving approximately $302 million for future repurchases under such stock repurchase program, excluding excise tax. See Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements for further discussion of our stock repurchase program.

Retirement of Notes

On July 23, 2025, we redeemed all of our 2031 Notes and subsequently redeemed our 2027 Notes on November 1, 2025, for an aggregate cash purchase price of approximately $780 million. On August 19, 2025, we used the remaining proceeds from the issuance of the Guaranteed Senior Notes and borrowings under the Term Loan to retire approximately $1.2 billion of Sitio’s outstanding debt.

During the second quarter of 2025, we opportunistically repurchased principal amounts of $50 million of our 2027 Notes in open market transactions for total cash consideration of $50 million, at an average of 99.7% of par value. We may continue from time to time to opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Interest on the Guaranteed Senior Notes

In 2025 we do not expect to incur any cash interest costs on the Guaranteed Senior Notes. We expect to incur future cash interest costs on the Guaranteed Senior Notes of approximately $174 million cumulatively in the years from 2026 through 2027, $174 million cumulatively in the years from 2028 through 2029 and $402 million between 2030 and 2035.

See Note 6—Debt of the notes to the condensed consolidated financial statements for additional discussions of our debt.

Third Quarter 2025 Cash Dividends and Return of Capital Update

The Operating Company will pay a cash distribution for the third quarter of 2025 in accordance with its distribution policy of $0.66 per OpCo Unit on November 20, 2025, to eligible holders of record at the close of business on November 13, 2025.

Because of our high operating and free cash flow margin, strong balance sheet, and the announced Pending Non-Permian Divestiture, we felt it appropriate to lean into our return of capital commitment and return 85% of cash available for distribution in the third quarter of 2025 to stockholders. We will pay a cash dividend for the third quarter of 2025 of $0.58 per share of Class A Common Stock on November 20, 2025, to eligible holders of record at the close of business on November 13, 2025. The dividend to stockholders consists of a base quarterly dividend of $0.33 per share of Class A Common Stock and a variable quarterly dividend of $0.25 per share of Class A Common Stock. Future base and variable dividends are at the discretion of the board of directors.

As we move to close the Pending Non-Permian Divestiture, and as a result move closer to our net debt target of $1.5 billion, we will have line of sight to return nearly 100% of cash available for distribution to stockholders. We expect to continue to allocate the majority of our cash available for distribution to our base plus variable dividend but feel compelled to repurchase of shares of our Class A Common Stock in today’s market given the current market dislocation. See Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements for further discussion of the repurchase program and dividends.

Supplemental Guarantor Disclosure

On July 9, 2025, we and the Operating Company filed a registration statement on Form S-3 with the SEC registering debt securities of the Operating Company. On July 23, 2025, the Operating Company issued the Guaranteed Senior Notes for an aggregate principal amount of $1.6 billion, which are fully and unconditionally guaranteed by us.

In accordance with Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the disclosures specified in Rule 13-01 are provided, which include narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Company have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Company because the assets, liabilities and results of operations of the Operating Company are not materially different than the corresponding amounts in our consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for recent accounting pronouncements not yet adopted, if any.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview of Sources and Uses of Cash. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income as discussed in Note 10—Derivatives of the notes to the condensed consolidated financial statements.

At September 30, 2025, we had a net asset derivative position of $11 million related to our commodity price derivatives. Utilizing actual derivative contractual volumes under our contracts as of September 30, 2025, both a 10% increase and a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset position by $3 million to approximately $14 million, respectively. However, any cash derivative gain or loss may be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with a limited number of significant purchasers and producers. We do not require collateral and the failure or inability of our significant purchasers to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency or liquidation may adversely affect our financial results. Volatility in the commodity pricing environment and macroeconomic conditions may enhance our purchaser credit risk.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the 2025 Revolving Credit Facility. The terms of the credit facility provide for interest on borrowings at a floating rate equal to term SOFR, or an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate loans and from 1.125% to 2.000% per annum in the case of term SOFR loans, in each case based on the pricing level. Further, the commitment fee ranges from 0.125% to 0.325% per annum on the average daily unused portion of the commitment, based on the pricing level. The pricing level depends on the rating of our long-term senior unsecured debt by certain ratings agencies.

Borrowings under the Term Loan bear interest at a per annum rate elected by the Operating Company that is equal to SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.250% to 1.125% per annum in the case of the alternate base rate loans and from 1.250% to 2.125% per annum in the case of term SOFR loans, in each case based on the pricing level. The pricing level depends on the rating of the Company’s long-term senior unsecured debt by certain ratings agencies. In addition, the fee on undrawn commitments is equal to 0.20% per annum on the aggregate principal amount of such commitments.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under our Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Sitio Acquisition on August 19, 2025. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Sitio’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Note 12—Commitments and Contingencies of the notes to the condensed consolidated financial statements.

ITEM 1A.     RISK FACTORS

Our business faces many risks. Any of the risks discussed in this report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impair our business operations, financial condition or future results.

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common share repurchase activity for the three months ended September 30, 2025, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
	(In millions, except per share amounts and shares in ones)
July 1, 2025 - July 31, 2025	—	$—	—	$424
August 1, 2025 - August 31, 2025	780,071	$38.47	780,071	$394
September 1, 2025 - September 30, 2025	1,577,707	$38.39	1,577,707	$334
Total	2,357,778	$38.42	2,357,778
(1)    The average price paid per share includes any commissions paid to repurchase stock.
(2)    On July 26, 2022, the board of directors increased the authorization under our then-in-effect repurchase program from $250 million to $750 million. This repurchase program has no expiration date and remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time.

ITEM 5.     OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended September 30, 2025.

On October 31, 2025, the Company’s board of directors approved certain amendments to our Amended and Restated Bylaws, effective immediately (as amended and restated, the “Second Amended and Restated Bylaws”). Among other things, the Second Amended and Restated Bylaws:

•clarify and enhance procedural mechanics and disclosure requirements relating to stockholders calling special meetings and stockholder director nominations and submissions of proposals;
•adopt a federal forum provision, selecting federal courts as the exclusive forum for claims under the Securities Act, unless we consent in writing to the selection of an alternative forum; and
•make other technical, conforming, modernizing and clarifying amendments.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.3 hereto.

ITEM 6.     EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of New Viper (incorporated by reference to Exhibit 3.1 to New Viper’s Current Report on Form 8-K12B (File 001-42807), filed on August 19, 2025).
3.2
Certificate of Amendment to the Certificate of Incorporation of New Viper (incorporated by reference to Exhibit 3.2 to New Viper’s Current Report on Form 8-K12B (File 001-42807), filed on August 19, 2025).

3.3*	Second Amended and Restated Bylaws of New Viper.
3.4
Fourth Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of August 19, 2025, (incorporated by reference to Exhibit 3.4 of New Viper’s Current Report on Form 8-K12B (File 001-42807), filed on August 19, 2025).

4.1
Registration Rights Agreement, dated August 19, 2025, between New Viper and certain holders of Sitio Opco Units (incorporated by reference to Exhibit 4.1 of New Viper’s Current Report on Form 8-K12B (File 001-42807), filed on August 19, 2025).

4.2
Indenture, dated as of July 23, 2025, between Viper Energy Partners LLC and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Former Viper’s Current Report on Form 8-K (file No. 001-36505) filed on July 23, 2025).

4.3
First Supplemental Indenture, dated as of July 23, 2025, by and among Viper Energy Partners LLC, Former Viper and Computershare Trust Company, National Association, as Trustee (including the form of the Notes) (incorporated by reference to Exhibit 4.2 of Former Viper’s Current Report on Form 8-K (File No. 001-36505) filed on July 23, 2025).

4.4
Second Supplemental Indenture, dated as of August 19, 2025, by and among Viper OpCo, New Viper and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.8 of New Viper’s Current Report on Form 8-K12B (File No. 001-42807), filed on August 19, 2025.

10.1
Term Loan Credit Agreement, dated as of July 23, 2025, by and among Viper Energy Partners LLC, Former Viper, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 4.3 of Former Viper’s Current Report on Form 8-K (File No. 001-36505) filed on July 23, 2025).

10.2	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.3 of New Viper’s Current Report on Form 8-K12B (File No. 001-42807) filed on August 19, 2025.
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of New Viper’s Current Report on Form 8-K12B (File No. 001-42807) filed on August 19, 2025.
22.1*	List of Issuers and Subsidiary Guarantors.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY, INC.

		By:	VIPER ENERGY, INC.

Date:	November 5, 2025	By:	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer

Date:	November 5, 2025	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer