Form 10-Q
period 2026-03-31
Viper Energy, Inc.
filed 2026-05-06
CIK 2074176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-42807

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

As of May 1, 2026, 194,215,015 shares of Class A Common Stock and 164,810,547 shares of Class B Common Stock of the registrant were outstanding.

VIPER ENERGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

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

GLOSSARY OF CERTAIN OTHER TERMS

The following is a glossary of certain other terms that are used in this report and our other periodic reports under the Exchange Act:

Adjusted EBITDA
Consolidated Adjusted EBITDA, a non-GAAP measure, generally equals net income (loss) attributable to Viper Energy, Inc. plus net income (loss) attributable to non-controlling interest before interest expense, net, non-cash share-based compensation expense, depletion, non-cash (gain) loss on derivative instruments, provision for (benefit from) income taxes and other non-cash or non-recurring operating expenses.

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

NYMEX	New York Mercantile Exchange.
OpCo Unit	Limited liability company membership interest in the Operating Company.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company or OpCo
Prior to December 23, 2025, Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy, Inc., and after December 23, 2025, VNOM Holding Company LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy, Inc.

SEC	United States Securities and Exchange Commission.
SEC Prices	Unweighted arithmetic average of the first-day-of-the-month price for each month during the 12-month period prior to the ending date of the period covered by this report.
Securities Act	The Securities Act of 1933, as amended.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow and financial position; production levels on properties in which we have mineral and royalty interests; developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions; and plans and objectives of management (including Diamondback’s plans for developing our acreage, our cash dividend policy and repurchases of our Common Stock, OpCo Units or Guaranteed Senior Notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors and our Annual Report on Form 10-K for the year ended December 31, 2025, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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
•physical and transition risks relating to climate change and changing political and social perspectives on climate change and other environmental, social and governance factors;
•risks from our cash dividend policy and uncertainties over our future dividends;
•restrictions on the use of water, including limits on the use of produced water by our operators and a moratorium on new produced water well permits imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin;
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
v

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
•changes in the financial strength of counterparties to the Revolving Credit Facility (as defined below) and hedging contracts of our operating subsidiary;
•our substantial indebtedness and changes in our credit rating;
•failure to develop or acquire additional reserves and identify, complete or integrate acquisitions such as the Pending Riverbend Acquisition (as defined below);
•our operational dependence on, and control by, Diamondback and potential conflicts of interest thereof; and
•other risks and factors disclosed under Part II. Item 1A. Risk Factors and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Viper Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts, shares in thousands)
Operating income:
Oil income	$428	$201
Natural gas income	16	15
Natural gas liquids income	52	28
Royalty income	496	244
Lease bonus income	14	1
Lease bonus income—related party	1	—
Total operating income	511	245
Costs and expenses:
Production and ad valorem taxes	35	17
Depletion	206	67
General and administrative expenses	8	2
General and administrative expenses—related party	5	4
Other operating expenses	4	—
Total costs and expenses	258	90
Income (loss) from operations	253	155
Other income (expense):
Interest expense, net	(27)	(13)
Gain (loss) on derivative instruments, net	18	32
Gain (loss) on early extinguishment of debt	(1)	—
Total other income (expense), net	(10)	19
Income (loss) before income taxes	243	174
Provision for (benefit from) income taxes	28	21
Net income (loss)	215	153
Net income (loss) attributable to non-controlling interest	118	78
Net income (loss) attributable to Viper Energy, Inc.	$97	$75

Net income (loss) attributable to common shares:
Basic	$0.54	$0.62
Diluted	$0.53	$0.62
Weighted average number of common shares outstanding:
Basic	181,304	120,926
Diluted	181,419	121,030

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2026	2025
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$28	$13
Royalty income receivable (net of allowance for credit losses)	383	262
Royalty income receivable—related party	17	88
Prepaid expenses and other current assets	41	50
Total current assets	469	413
Property:
Oil and natural gas properties:
Proved properties	9,514	9,746
Unproved properties	4,562	4,910
Other property, equipment and land	8	8
Accumulated depletion and impairment	(2,662)	(2,455)
Property, net	11,422	12,209
Deferred income taxes (net of allowances)	142	33
Other assets	15	16
Total assets	$12,048	$12,671
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities	$36	$107
Other current liabilities	40	4
Total current liabilities	76	111
Long-term debt, net	1,603	2,186
Other long-term liabilities	4	11
Total liabilities	1,683	2,308
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 194,311,958 shares issued and outstanding at March 31, 2026, and 170,942,687 shares issued and outstanding at December 31, 2025	—	—
Class B Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 164,810,547 shares issued and outstanding at March 31, 2026, and 187,023,698 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	5,395	4,726
Retained earnings (accumulated deficit)	(281)	(278)
Total Viper Energy, Inc. stockholders’ equity	5,114	4,448
Non-controlling interest	5,251	5,915
Total equity	10,365	10,363
Total liabilities and stockholders’ equity	$12,048	$12,671

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Cash flows from operating activities:
Net income (loss)	$215	$153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(13)	(1)
Depletion	206	67
(Gain) loss on derivative instruments, net	(18)	(32)
Net cash receipts (payments) on derivatives	20	9
Other	2	1
Changes in operating assets and liabilities:
Royalty income receivable	(121)	3
Royalty income receivable—related party	71	(10)
Accounts payable and accrued liabilities	(71)	(4)
Other	37	15
Net cash provided by (used in) operating activities	328	201
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(18)	(263)
Acquisitions of oil and natural gas properties—related party	(12)	(223)
Proceeds from sale of oil and natural gas properties	611	—
Net cash provided by (used in) investing activities	581	(486)
Cash flows from financing activities:
Proceeds from debt	175	295
Repayments of debt	(760)	(556)
Net proceeds from public offering	—	1,232
Repurchases of shares of Class A Common Stock as part of the repurchase program	(50)	—
Repurchases of OpCo Units as part of the repurchase program	(46)	—
Dividends to stockholders	(100)	(85)
Dividends to Diamondback	(93)	(59)
Dividends to other non-controlling interest	(20)	(9)
Net cash provided by (used in) financing activities	(894)	818
Net increase (decrease) in cash and cash equivalents	15	533
Cash and cash equivalents at beginning of period	13	27
Cash and cash equivalents at end of period	$28	$560

Supplemental disclosure of cash flow information:
Interest paid	$(52)	$(4)

Supplemental disclosure of non—cash transactions:
OpCo Units issued for acquisitions	$—	$119

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2025	170,943	187,024	$4,726	$(278)	$5,915	$10,363
Repurchases of shares of Class A Common Stock under repurchase program	(1,210)	—	(50)	—	—	(50)
Repurchases of OpCo Units and cancellation of Class B Common Stock under repurchase program	—	(1,000)	—	—	(46)	(46)
Exchange of Class B Common Stock and OpCo Units to Class A Common Stock	24,560	(21,213)	786	—	(786)	—
Dividends to stockholders	—	—	—	(100)	—	(100)
Dividends to Diamondback	—	—	—	—	(93)	(93)
Dividends to other non-controlling interest	—	—	—	—	(20)	(20)
Equity-based compensation	—	—	2	—	—	2
Issuance of shares upon vesting of equity awards	19	—	—	—	—	—
Cash paid for tax withholding on vested equity awards	—	—	(1)	—	—	(1)
Change in ownership of consolidated subsidiaries, net	—	—	(68)	—	163	95
Net income (loss)	—	—	—	97	118	215
Balance at March 31, 2026	194,312	164,811	$5,395	$(281)	$5,251	$10,365
(1)The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2024	102,977	85,431	$1,569	$118	$2,220	$3,907
Common shares issued for acquisition	—	2,400	—	—	—	—
OpCo Units issued for acquisition	—	—	—	—	119	119
Net proceeds from the issuance of Common Stock	28,336	—	1,232	—	—	1,232
Dividends to stockholders	—	—	—	(85)	—	(85)
Dividends to Diamondback	—	—	—	—	(59)	(59)
Dividends to other non-controlling interest	—	—	—	—	(9)	(9)
Equity-based compensation	—	—	1	—	—	1
Issuance of shares upon vesting of equity awards	10	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(236)	—	300	64
Net income (loss)	—	—	—	75	78	153
Balance at March 31, 2025	131,323	87,831	$2,566	$108	$2,649	$5,323
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

Upon completion of the Viper PubCo Merger, each share of Former Viper’s Class A common stock, par value $0.000001 per share, issued and outstanding immediately prior to the effective time of the Viper PubCo Merger (other than certain excluded shares) was canceled and automatically converted into one share of New Viper Class A common stock, par value $0.000001 per share, and each share of Former Viper’s Class B common stock, par value $0.000001 per share, issued and outstanding immediately prior to the effective time of the Viper PubCo Merger was automatically canceled and converted into one share of New Viper’s Class B common stock, par value $0.000001 per share.

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

References in the accompanying condensed consolidated financial statements and related notes thereto to “Viper” refer to (A) New Viper following the Viper PubCo Merger, and (B) Former Viper prior to the Viper PubCo Merger. References to the “Company,” “our company,” “we,” “our,” “us” or like terms refer collectively to Viper and its consolidated subsidiaries.

References to the “Operating Company” or “OpCo” refer to (A) New OpCo following the Reorganization, and (B) Old OpCo prior to the Reorganization. References to “OpCo Units” are to the units representing limited liability company interests in the Operating Company.

As of March 31, 2026, Viper, through its subsidiaries, owned approximately 53.1% of the outstanding OpCo Units and was the managing member of New OpCo.

The Company is a subsidiary of Diamondback. References to “Diamondback” refer collectively to it and its subsidiaries other than the Company. As neither Viper nor its subsidiaries have any employees, Diamondback provides personnel and general and administrative services to the Company, including the services of the executive officers and other employees, pursuant to a services and secondment agreement.

As of March 31, 2026, Diamondback beneficially owned approximately 38.9% of the outstanding voting power of the Company’s Common Stock on a fully diluted basis after giving effect to the outstanding TWR Class B Option (as defined and discussed in Note 7—Stockholders’ Equity).

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation. The Company reports its operations in one reportable segment.

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2025, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, geopolitical global conflicts, elevated interest rates, effects of tariffs, actions taken by OPEC and OPEC+, global supply chain disruptions and measures to combat persistent inflation have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves, including those acquired by the Company, and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, estimates of third-party operated royalty income related to expected sales volumes and prices, the recoverability of costs of unevaluated properties and estimates of income taxes, including deferred tax valuation allowances. Other areas requiring estimation include commodity derivatives and various fair values of non-oil and gas assets and liabilities.

Related Party Transactions

Royalty Income Receivable

As of March 31, 2026 and December 31, 2025, Diamondback, either directly or through its consolidated subsidiaries, owed the Company $17 million and $88 million, respectively, for royalty income received from third parties for the Company’s production, which had not yet been remitted to the Company.

Lease Bonus Income

Diamondback and its subsidiaries paid the Company $1 million of lease bonus income for three new leases covering 61 acres in Martin and Pecos Counties, Texas during the three months ended March 31, 2026. Lease bonus income for the three months ended March 31, 2025 was immaterial.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Other Related Party Transactions

See Note 4—Acquisitions and Divestitures for significant related party acquisitions of oil and natural gas properties.

See Note 7—Stockholders’ Equity for further details regarding equity transactions with related parties.

All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the condensed consolidated financial statements.

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	March 31,	December 31,
	2026	2025
	(In millions)
Interest payable	$15	$39
Ad valorem taxes payable	9	34
2026 WTI Contingent Liability	—	20
Other	12	14
Total accrued liabilities	$36	$107

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There were no new accounting pronouncements adopted during the three months ended March 31, 2026.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table disaggregates the Company’s revenue from oil, natural gas and natural gas liquids by revenue generated from production on properties operated by Diamondback and revenue generated from production on properties operated by third parties:

	Three Months Ended March 31,
	2026			2025
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$208	$220	$428	$120	$81	$201
Natural gas income	10	6	16	9	6	15
Natural gas liquids income	27	25	52	16	12	28
Total royalty income	$245	$251	$496	$145	$99	$244

4.    ACQUISITIONS AND DIVESTITURES

2026 Activity

Divestiture of Non-Permian Assets

On February 9, 2026, the Company divested all of its non-Permian assets, including those acquired from Sitio Royalties Corp. (“Sitio”), to an affiliate of GRP Energy Capital LLC and Warwick Capital Partners LLP for net cash proceeds of approximately $610 million, including transaction costs and customary post-closing adjustments (the “Non-Permian Divestiture”). The divested properties consisted of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with then-current production of approximately 4,750 BO/d. Proceeds from the Non-Permian Divestiture were used to (i) repay the Company’s $500 million Term Loan (as defined and discussed in Note 6—Debt) in full, (ii) fully repay $90 million of then-outstanding borrowings under the Revolving Credit Facility (as defined and discussed in Note 6—Debt), and (iii) for general corporate purposes.

Other Acquisitions

During the three months ended March 31, 2026, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing approximately 55 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $18 million, subject to customary post-closing adjustments. Additionally, during the three months ended March 31, 2026, the Company acquired mineral and royalty interests from Diamondback representing approximately 59 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $12 million, subject to customary post-closing adjustments.

2025 Significant Activity

Sitio Acquisition

On August 19, 2025, the Company completed a series of transactions in which New Viper acquired Sitio, Sitio Royalties Operating Partnership, LP (“Sitio OpCo”) and their respective subsidiaries, pursuant to the Agreement and Plan of Merger, dated June 2, 2025, by and among Former Viper, the Operating Company, Sitio, Sitio OpCo, New Viper, Cobra Merger Sub, Inc. and Scorpion Merger Sub, Inc. (the “Sitio Acquisition”). The Sitio Acquisition was an all-equity transaction valued at approximately $4.0 billion, including transaction costs and customary post-closing adjustments and the partial retirement of Sitio’s net debt of approximately $1.2 billion. The Company funded the retirement of Sitio’s net debt through a combination of cash on hand, proceeds from the issuance of the Guaranteed Senior Notes and borrowings under the Term Loan (as defined and discussed in Note 6—Debt).

As part of the Sitio Acquisition, New Viper issued 38,536,236 shares of Class A Common Stock, 35,619,951 shares of Class B Common Stock and 35,619,951 OpCo Units.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The mineral and royalty interests acquired in the Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres. The non-Permian mineral and royalty interests acquired in the Sitio Acquisition were subsequently divested as discussed above in “—Divestiture of Non-Permian Assets”.

The Sitio Acquisition was accounted for as an asset acquisition in accordance with ASC 805.

2025 Drop Down

On May 1, 2025, the Company acquired all of the issued and outstanding equity interests of certain Diamondback subsidiaries for consideration consisting of (i) approximately $873 million in cash including customary post-closing adjustments, and (ii) the issuance of 69,626,640 OpCo Units and an equivalent number of shares of the Company’s Class B Common Stock (collectively, the “Drop Down Equity Issuance”) (the “2025 Drop Down”).

The mineral and royalty interests acquired in the 2025 Drop Down represented approximately 24,446 net royalty acres in the Permian Basin, 69% of which were operated by Diamondback, and had an average net royalty interest of approximately 2.2% and then-current oil production of approximately 17,097 BO/d (the “Endeavor Mineral and Royalty Interests”). The Endeavor Mineral and Royalty Interests include interests in horizontal wells comprised of 5,574 gross proved developed production wells (of which approximately 32% are operated by Diamondback), 116 gross completed wells and 394 gross drilled but uncompleted wells, all of which are principally concentrated in the Midland Basin, with the balance located primarily in the Delaware and Williston basins.

The Company funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the 2025 Equity Offering (as defined and discussed in Note 7—Stockholders’ Equity) and borrowings under the Revolving Credit Facility (as defined and discussed in Note 6—Debt). The 2025 Drop Down was accounted for as a transaction between entities under common control, with the Endeavor Mineral and Royalty Interests recorded at the seller’s historical carrying value in the Company’s condensed consolidated balance sheet.

For more discussion of the Company’s acquisitions completed during 2025, see Note 4—Acquisitions and Divestitures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

5.    OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties include the following for the periods presented:

	March 31,	December 31,
	2026	2025
	(In millions)
Oil and natural gas properties:
Proved properties	$9,514	$9,746
Unproved properties(1)	4,562	4,910
Gross oil and natural gas properties	14,076	14,656
Accumulated depletion	(1,774)	(1,567)
Accumulated impairment	(888)	(888)
Oil and natural gas properties, net	11,414	12,201
Other property, equipment and land	8	8
Property, net of accumulated depletion and impairment	$11,422	$12,209
(1)    Unevaluated properties not subject to depletion under full cost pool accounting.

As of March 31, 2026, and December 31, 2025, the Company had mineral and royalty properties representing approximately 86,639 and 96,003 net royalty acres, respectively.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
No impairment expense was recorded on the Company’s proved oil and natural gas properties for either of the three months ended March 31, 2026 and 2025 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Company’s production rates, levels of proved reserves, transfers of unevaluated properties, income tax rate assumptions and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If future SEC Prices decline as compared to the commodity prices used in prior quarters, the Company could have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2026	2025
	(In millions)
4.900% Senior Notes due 2030	$500	$500
5.700% Senior Notes due 2035	1,100	1,100
Term Loan	—	500
Revolving Credit Facility	20	105
Unamortized debt issuance costs	(13)	(15)
Unamortized discount costs	(4)	(4)
Total long-term debt	$1,603	$2,186

The Revolving Credit Facility

The Company has entered into a credit agreement (as amended, the “Revolving Credit Agreement”), which provides the Company with a credit facility with a commitment of $1.50 billion, a swingline commitment of up to $50 million and a letter of credit commitment of $5 million, which will mature on June 12, 2030 (such facility, the “Revolving Credit Facility”). As of March 31, 2026, there was $20 million in outstanding borrowings and $1.48 billion available for future borrowings under the Revolving Credit Facility. During the three months ended March 31, 2026 and 2025, the weighted average interest rates on the Revolving Credit Facility were 5.19% and 6.57%, respectively.

As of March 31, 2026, the Company was in compliance with all financial maintenance covenants under the Revolving Credit Agreement.

Term Loan

On July 23, 2025, in connection with the Sitio Acquisition, Former Viper, as guarantor, entered into a $500 million term loan credit agreement with the Operating Company, as borrower, and Goldman Sachs Bank USA, as administrative agent (the “Term Loan”). On August 19, 2025, the Term Loan was fully drawn and New Viper became a co-guarantor of the Term Loan. On February 13, 2026, the Term Loan was repaid in full using proceeds from the Non-Permian Divestiture.

7.    STOCKHOLDERS’ EQUITY

At March 31, 2026, the Company had a total of 194,311,958 shares of Class A Common Stock issued and outstanding and 164,810,547 shares of Class B Common Stock issued and outstanding. Additionally, at March 31, 2026, Tumbleweed Royalty IV, LLC (“TWR IV”) held 6,746,384 OpCo Units and the option, but not the obligation, to acquire an equivalent number of shares of the Company’s Class B Common Stock (the “TWR Class B Option”).

Members of New OpCo may require the Company to redeem all or a portion of the shares of the Company’s Class B Common Stock held by such member, together with an equal number of OpCo Units (one share of Class B Common Stock together with one OpCo Unit) in exchange for (i) an equivalent number of shares of the Company’s Class A Common Stock, or (ii) cash consideration subject to the terms and conditions included in the Amended and Restated Limited Liability Company Agreement of New OpCo. TWR IV may exchange its OpCo Units directly for an equivalent number of shares of the

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Company’s Class A Common Stock and any OpCo Units so exchanged will reduce the number of shares of Class B Common Stock subject to the TWR Class B Option.

2026 Secondary Offering

On March 4, 2026, the Company completed a secondary public offering with Diamondback, EnCap Energy Capital Fund X, L.P. (“EnCap”), TWR IV, Opps IX Source Holdings PT, L.P. (“Source Holdings”) and Opps IX Source Holdings II PT, L.P. (“Source Holdings II” and together with Source Holdings, the “Sitio OpCo Former Equity Holders”) (all selling stockholders collectively, the “Selling Stockholders”) and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as underwriters (the “Underwriters”) (the “2026 Secondary Offering”). The 2026 Secondary Offering authorized the Selling Stockholders to sell an aggregate of (i) 17,391,304 shares of Class A Common Stock, and (ii) up to 2,608,696 shares of Class A Common Stock upon exercise of the Underwriters’ option to purchase additional shares of Class A Common Stock from certain Selling Stockholders at the public offering price of $45.90 per share, less underwriting discounts and commissions (the “Underwriter Option”). To effect the offering, (i) Diamondback, EnCap and the Sitio OpCo Former Equity Holders collectively exchanged 14,044,018 shares of the Company’s Class B Common Stock and an equivalent number of OpCo Units for 14,044,018 shares of the Company’s Class A Common Stock, and (ii) TWR IV exchanged 3,347,286 of its OpCo Units for an equivalent number of shares of the Company’s Class A Common Stock.

On March 19, 2026, the Underwriters exercised a portion of the Underwriter Option and purchased an additional 954,809 shares of Class A Common Stock (the “Shoe Exercise”). To effect the offering of additional shares pursuant to the Shoe Exercise, Diamondback and the Sitio OpCo Former Equity Holders collectively exchanged 954,809 shares of the Company’s Class B Common Stock and an equivalent number of OpCo Units for 954,809 shares of the Company’s Class A Common Stock. Viper did not receive any proceeds from the sale of shares in the 2026 Secondary Offering or the Shoe Exercise. Pursuant to the Company’s registration rights agreements, the Company paid all expenses relating to the registration, offering and listing of the shares sold in the 2026 Secondary Offering and Shoe Exercise, except that the Selling Stockholders paid the discounts and commissions of the Underwriters, any transfer taxes and certain attorney’s fees.

The following table presents the beneficial ownership of Common Stock and OpCo Units as of March 31, 2026:

	As of March 31, 2026
	Shares of Common Stock Beneficially Owned	Percentage Ownership(1)	OpCo Units Beneficially Owned	Percentage Ownership
Public equity holders of Class A Common Stock	194,311,958	53.1%	—	—%
Viper and subsidiaries	—	—	194,311,958	53.1
Diamondback and subsidiaries	142,156,718	38.9	142,156,718	38.9
Sitio OpCo Former Equity Holders	21,338,299	5.8	21,338,299	5.8
TWR IV(1)	6,746,384	1.8	6,746,384	1.8
EnCap	1,315,530	0.4	1,315,530	0.4
Total Ownership(1)	365,868,889	100.0%	365,868,889	100.0%
(1)On a fully diluted basis, assuming TWR IV exercises the TWR Class B Option.

2025 Equity Offering

On February 3, 2025, the Company completed an underwritten public offering of 28,336,000 shares of Class A Common Stock, at a price to the public of $44.50 per share for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs (the “2025 Equity Offering”). The Company used the net proceeds from the 2025 Equity Offering to fund the cash consideration for certain acquisitions and for general corporate purposes.

Repurchase Program

On February 18, 2026, the Company’s board of directors increased the authorization under the Company’s repurchase program to $1.75 billion, excluding excise tax.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
During the three months ended March 31, 2026, the Company repurchased approximately (i) $50 million of its Class A Common Stock, and (ii) $46 million of its OpCo Units related to the repurchase of 1,000,000 OpCo Units from affiliates of Oaktree Capital Management, L.P. (“Oaktree”) in conjunction with the 2026 Secondary Offering. Concurrently, a corresponding number of shares of the Company’s Class B Common Stock owned by Oaktree were canceled. There were no repurchases of Common Stock or OpCo Units during the three months ended March 31, 2025. As of March 31, 2026, approximately $1.15 billion remained available under the repurchase program, excluding excise tax.

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

The Company expects that its available cash will generally equal the Adjusted EBITDA attributable to the Company for the applicable quarter, less cash needed for income taxes payable; debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the Company’s board of directors deems necessary or appropriate; lease bonus income (net of applicable taxes); dividend equivalent rights payments; preferred dividends, if any; and further adjusted for the tax impact from divestitures. For a detailed description of the Company’s and the Operating Company’s dividend policy, see Note 7—Stockholders’ Equity—Cash Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table presents information regarding cash dividends paid during the three months ended March 31, 2026 and 2025 (in millions except per share amounts):

	Distributions
Period	Amount per OpCo Unit	Operating Company Distributions to Non-Controlling Interests	Amount per Class A Common Share	Class A Common Stockholders	Declaration Date	Class A Common Stockholder Record Date	Payment Date
2026
Q4 2025	$0.65	$113	$0.52	$100	February 18, 2026	March 5, 2026	March 12, 2026
2025
Q4 2024	$0.69	$68	$0.65	$85	January 30, 2025	March 6, 2025	March 13, 2025

Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents the ownership interests of Diamondback, Sitio OpCo Former Equity Holders, TWR IV and EnCap in the net assets of the Operating Company. The non-controlling interests’ relative ownership in the Operating Company can change when transactions impacting the Operating Company’s outstanding equity occur. These changes in ownership percentage result in adjustments to non-controlling interest and stockholders’ equity, tax effected, but do not impact earnings.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table summarizes the changes in the Company’s stockholders’ equity due to changes in ownership interest of subsidiaries during the period:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net income (loss) attributable to the Company	$97	$75
Transfers from the non-controlling interest:
Increase in additional paid-in capital due to exchange of Class B Common Stock and OpCo Units into shares of Class A Common Stock	786	—
Other transfers to the non-controlling interest, net	(68)	(236)
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$815	$(161)

8.    EARNINGS PER COMMON SHARE

The net income (loss) per common share on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Company’s Class A Common Stock for the three months ended March 31, 2026, and 2025, respectively.

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to the period	$97	$75
Less: distributed and undistributed earnings allocated to participating securities(1)	—	—
Net income (loss) attributable to common stockholders	$97	$75
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	181,304	120,926
Effect of dilutive securities:
Potential common shares issuable(2)	115	104
Diluted weighted average common shares outstanding	181,419	121,030
Net income (loss) per common share, basic	$0.54	$0.62
Net income (loss) per common share, diluted	$0.53	$0.62
(1)Unvested restricted stock units and performance restricted stock units that contain non-forfeitable dividend equivalent rights are considered participating securities and are therefore included in the earnings per share calculation pursuant to the two-class method.
(2)For the three months ended March 31, 2026, and 2025, there were no other significant potential common shares excluded from the computation of diluted earnings per common share.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
9.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended March 31,
	2026	2025
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$28	$21
Effective tax rate	11.5%	12.1%

The Company’s effective income tax rates for the three months ended March 31, 2026, and 2025, differed from the amounts computed by applying the United States federal statutory tax rate to pre-tax income for the periods primarily due to net income attributable to the non-controlling interest.

For the three months ended March 31, 2026, the Company recognized a $95 million increase in its deferred tax asset through additional paid-in capital, including $61 million in connection with the 2026 Secondary Offering.

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

Commodity Contracts

The Company historically has used fixed price swap contracts, fixed price basis swap contracts, deferred premium puts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At March 31, 2026, the Company had puts, put spreads, roll swaps, costless collars and fixed price basis swaps outstanding.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company has entered into commodity derivative instruments only with counterparties that are also lenders under the Revolving Credit Facility, each of whom has been deemed an acceptable credit risk. As such, collateral is not required from either the counterparties or the Company on its outstanding commodity derivative contracts. Market risks involved in the Company’s use of derivative instruments relate to its potential inability to realize the benefits of any increases in commodity prices above the prices established by its derivative contracts.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
As of March 31, 2026, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts		Put Spread
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Average Strike Price	Average Deferred Premium	Floor Price	Short Put Price
OIL
Apr. - Jun.	2026	Puts	55,000	WTI Cushing	$—	$—	$—	$52.05	$(1.35)	$—	$—
Jul. - Sep.	2026	Puts	55,000	WTI Cushing	$—	$—	$—	$55.23	$(1.11)	$—	$—
Oct. - Dec.	2026	Puts	40,000	WTI Cushing	$—	$—	$—	$50.00	$(1.34)	$—	$—
Jan. - Mar.	2027	Puts	25,000	WTI Cushing	$—	$—	$—	$50.00	$(1.38)	$—	$—
Apr. - Jun.	2027	Puts	5,000	WTI Cushing	$—	$—	$—	$50.00	$(1.35)	$—	$—
Jul. - Sep.	2026	Put Spread	15,000	WTI Cushing	$—	$—	$—	$—	$—	$50.00	$55.00
Apr. - Dec.	2026	Roll Swap	15,000	WTI Cushing	$3.97	$—	$—	$—	$—	$—	$—
NATURAL GAS
Apr. - Sep.	2026	Basis Swaps(1)	80,000	Waha Hub	$(1.99)	$—	$—	$—	$—	$—	$—
Oct. - Dec.	2026	Basis Swaps(1)	80,000	Waha Hub	$(1.74)	$—	$—	$—	$—	$—	$—
Jan. - Dec.	2027	Basis Swaps(1)	40,000	Waha Hub	$(1.40)	$—	$—	$—	$—	$—	$—
Apr. - Dec.	2026	Costless Collar	60,000	Henry Hub	$—	$2.75	$6.64	$—	$—	$—	$—
(1)    The Company’s fixed price basis swaps for natural gas are for the spread between the Waha Hub natural gas price and the Henry Hub natural gas price. The weighted average differential represents the amount of reduction to the WTI Cushing oil price and the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.

Contingent Liability

The Company completed multiple acquisitions during 2024 with TWR IV, TWR IV SellCo Parent, LLC, Tumbleweed-Q Royalties, LLC, MC TWR Royalties, LP and MC TWR Intermediate, LLC. The terms of these acquisitions included provisions for contingent cash consideration based on the average price of WTI sweet crude oil prompt month futures contracts for the calendar year 2025 (the “2026 WTI Contingent Liability”), which resulted in an aggregate payment of $20 million in January 2026. The changes in fair value of the 2026 WTI Contingent Liability were recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations.

Balance Sheet Offsetting of Derivative Assets and Liabilities

The fair value of derivative instruments is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums, that are with the same counterparty and are subject to contractual terms which provide for net settlement. Changes in the fair value of the Company’s derivative instruments are recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations. See Note 11—Fair Value Measurements for further details.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$18	$29
2026 WTI Contingent Liability	—	3
Total	$18	$32

Net cash receipts (payments) on derivatives:
Commodity contracts	$20	$9

11.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 11—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, certain assets and liabilities are reported at fair value on a recurring basis on the Company’s condensed consolidated balance sheets, including the Company’s commodity derivative instruments and in 2025, the 2026 WTI Contingent Liability.

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

The following tables provide (i) the condensed consolidated balance sheet classification where the Company’s commodity derivative instrument assets and liabilities and for 2025, the 2026 WTI Contingent Liability are recorded, (ii) fair value measurement information, (iii) the gross amounts of recognized assets and liabilities, (iv) the amounts offset under master netting arrangements with counterparties, and (v) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025:

	As of March 31, 2026
Balance Sheet Classification	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Prepaid expenses and other current assets	$—	$48	$—	$48	$(25)	$23
Other assets	$—	$3	$—	$3	$(3)	$—
Liabilities:
Other current liabilities	$—	$30	$—	$30	$(25)	$5
Other long-term liabilities	$—	$3	$—	$3	$(3)	$—

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2025
Balance Sheet Classification	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Prepaid expenses and other current assets	$—	$37	$—	$37	$(9)	$28
Liabilities:
Other current liabilities	$—	$9	$—	$9	$(9)	$—
Accrued liabilities (2026 WTI Contingent Liability)	$—	$20	$—	$20	$—	$20
Other long-term liabilities	$—	$7	$—	$7	$—	$7

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt	$1,603	$1,630	$2,186	$2,233

The fair values of the Revolving Credit Facility and at December 31, 2025, the Term Loan, approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy. The fair values of the Guaranteed Senior Notes were determined using the quoted market price at each period end, a Level 1 classification in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include mineral and royalty interests acquired in asset acquisitions and subsequent write-downs of the Company’s proved oil and natural gas properties to fair value when they are impaired or held for sale.

Fair Value of Financial Assets

The Company has other financial instruments consisting of cash and cash equivalents, royalty income receivables, income tax receivables, certain prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable. The carrying value of these instruments approximates their fair values because of the short-term nature of the instruments.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
13.    SUBSEQUENT EVENTS

Pending Riverbend Acquisition

On May 1, 2026, the Company and Viper Energy Partners LP, an indirect wholly owned subsidiary of the Company, entered into a definitive purchase and sale agreement to acquire all of the equity interests of Riverbend Oil & Gas IX, L.L.C., an entity owning certain mineral and royalty interests, from Riverbend Oil & Gas IX (AIV), L.L.C. and ROG IX, L.L.C. (collectively, “Riverbend”) for consideration consisting of (i) approximately $337 million in cash, and (ii) 3,689,865 shares of the Company’s Class A Common Stock, in each case, subject to customary closing adjustments (the “Pending Riverbend Acquisition”).

The mineral and royalty interests to be acquired in the Pending Riverbend Acquisition represent approximately 3,064 net royalty acres in the Permian Basin with expected next 12 months’ average oil production of approximately 2,000 BO/d, and expected to add approximately 1,000 BO/d of production to the midpoint of the Company’s standalone full year production guidance.

The Pending Riverbend Acquisition is expected to close during the third quarter of 2026, subject to customary closing conditions. The Company intends to fund the cash portion of the Pending Riverbend Acquisition through a combination of cash on hand and borrowings under the Company’s Revolving Credit Facility.

Cash Dividend

On April 29, 2026, our board of directors approved a cash dividend for the first quarter of 2026 of $0.68 per share of Class A Common Stock and $0.86 per OpCo Unit, in each case, payable on May 21, 2026, to holders of record at the close of business on May 14, 2026. The dividend on Class A Common Stock consists of a base quarterly dividend of $0.38 per share and a variable quarterly dividend of $0.30 per share.

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

The Company’s Chief Operating Decision Maker (“CODM”), a senior executive committee that is comprised of the Company’s Chief Executive Officer and President, uses the Company’s condensed consolidated financial results to assess performance, allocate resources and make key operating decisions, obtaining the board’s approval as required. The measures of segment profit or loss and total assets utilized by the CODM are net income and total assets, as reported on the condensed consolidated statements of operations and the condensed consolidated balance sheets, respectively. The significant expense categories, their amounts and other segment items that are regularly provided to the CODM are those that are reported in the Company’s condensed consolidated statements of operations.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See Part II. Item 1A. Risk Factors, Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and Cautionary Statement Regarding Forward-Looking Statements.

Overview

We are a publicly traded Delaware corporation focused on owning and acquiring mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We operate in one reportable segment.

Recent Developments

Pending Riverbend Acquisition

On May 1, 2026, we and Viper Energy Partners LP entered into a definitive purchase and sale agreement to acquire all of the equity interests of Riverbend Oil & Gas IX, L.L.C., from Riverbend for consideration consisting of (i) approximately $337 million in cash, and (ii) 3,689,865 shares of our Class A Common Stock, in each case, subject to customary closing adjustments. The mineral and royalty interests to be acquired in the Pending Riverbend Acquisition represent approximately 3,064 net royalty acres in the Permian Basin. The Pending Riverbend Acquisition is expected to close during the third quarter of 2026, subject to customary closing conditions. See Note 13—Subsequent Events of the notes to the condensed consolidated financial statements for additional information on the Pending Riverbend Acquisition.

Secondary Offering

On March 4, 2026, we completed the 2026 Secondary Offering, which authorized the Selling Stockholders to sell an aggregate of (i) 17,391,304 shares of Class A Common Stock, and (ii) up to an additional 2,608,696 shares of Class A Common Stock at the public offering price of $45.90. On March 19, 2026, the Underwriters exercised a portion of the Underwriter Option and purchased an additional 954,809 shares of Class A Common Stock. We did not receive any proceeds from the 2026 Secondary Offering or the Shoe Exercise.

Increase in Repurchase Program Authorization

On February 18, 2026, our board of directors approved an increase in authorization under our existing repurchase program from $750 million to $1.75 billion, excluding excise tax. As of May 1, 2026, approximately $1.14 billion remained available for future repurchases under our repurchase program, excluding excise tax.

Divestiture Update

Divestiture of Non-Permian Assets

On February 9, 2026, we completed the Non-Permian Divestiture for net cash proceeds of approximately $610 million, including transaction costs and customary post-closing adjustments. The divested properties consisted of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with then-current production of approximately 4,750 BO/d. Proceeds from the Non-Permian Divestiture were used to (i) repay the $500 million Term Loan in full, (ii) fully repay $90 million of then-outstanding borrowings under our Revolving Credit Facility, and (iii) for general corporate purposes.

At March 31, 2026, our footprint of mineral and royalty interests totaled approximately 86,639 net royalty acres, approximately 38% of which are operated by Diamondback. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional information on our acquisitions and divestitures.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Geopolitical global conflicts, tariffs or other trade barriers and any resulting trade tensions, regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to U.S. energy and monetary policies, extreme weather conditions and other substantially variable factors influence market conditions for these products. For example, in the last quarter the global crude oil market shifted from a supply-demand surplus to a deficit, materially reducing crude oil and refined products from the markets, and increasing benchmark crude oil prices. These factors are beyond our control and are difficult to predict. OPEC+ continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels and can heavily influence volatility in oil prices. During the three months ended March 31, 2026, and 2025, WTI prices averaged $72.67 and $71.42 per Bbl, respectively, and Henry Hub prices averaged $3.47 and $3.87 per MMBtu, respectively.

Production and Operational Update

As of March 31, 2026, there were 88 gross rigs operating on our mineral and royalty acreage, 13 of which are operated by Diamondback. We delivered a strong start to 2026, with first quarter production exceeding expectations and an increased growth outlook for the remainder of 2026. With the Pending Riverbend Acquisition, we continue our strategy to consolidate the highly fragmented minerals and royalty sector. Currently, excluding the Pending Riverbend Acquisition, we estimate full year production levels in 2026 may range between approximately 126 MBOE/d to 130 MBOE/d.

The following table summarizes our gross well information for the first quarter ended March 31, 2026:

	Diamondback Operated	Third-Party Operated	Total
Q1 2026 horizontal wells turned to production(1):
Gross wells	114	541	655
Net 100% royalty interest wells	8.6	6.7	15.3
Average percent net royalty interest	7.5%	1.2%	2.3%

Horizontal producing well count:
Gross wells	4,209	20,413	24,622
Net 100% royalty interest wells	267.2	317.2	584.4
Average percent net royalty interest	6.3%	1.6%	2.4%

Horizontal active development well count(2):
Gross wells	272	1,098	1,370
Net 100% royalty interest wells	20.3	17.1	37.4
Average percent net royalty interest	7.5%	1.6%	2.7%

Line of sight wells(3):
Gross wells	298	1,053	1,351
Net 100% royalty interest wells	13.6	15.4	29.0
Average percent net royalty interest	4.6%	1.5%	2.1%
(1)Average lateral length of 11,583 feet.
(2)The total 1,370 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3)The total 1,351 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third-party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Results of Operations

Comparison of the Three Months Ended March 31, 2026, and December 31, 2025

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025
	(In millions)
Operating income:
Oil income	$428	$357
Natural gas income	16	16
Natural gas liquids income	52	49
Royalty income	496	422
Lease bonus income	14	5
Lease bonus income—related party	1	7
Other operating income	—	1
Total operating income	511	435
Costs and expenses:
Production and ad valorem taxes	35	29
Depletion	206	234
Impairment	—	408
General and administrative expenses	8	6
General and administrative expenses—related party	5	6
Other operating expenses	4	6
Total costs and expenses	258	689
Income (loss) from operations	253	(254)
Other income (expense):
Interest expense, net	(27)	(36)
Gain (loss) on derivative instruments, net	18	23
Gain (loss) on early extinguishment of debt	(1)	—
Total other income (expense), net	(10)	(13)
Income (loss) before income taxes	243	(267)
Provision for (benefit from) income taxes	28	(21)
Net income (loss)	215	(246)
Net income (loss) attributable to non-controlling interest	118	(143)
Net income (loss) attributable to Viper Energy, Inc.	$97	$(103)

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025
Production data:
Oil (MBbls)	5,850	6,110
Natural gas (MMcf)	18,088	19,668
Natural gas liquids (MBbls)	2,899	2,940
Combined volumes (MBOE)(1)	11,764	12,328

Average daily oil volumes (BO/d)	65,000	66,413
Average daily combined volumes (BOE/d)	130,711	134,000

Average sales price:
Oil ($/Bbl)	$73.16	$58.43
Natural gas ($/Mcf)	$0.88	$0.81
Natural gas liquids ($/Bbl)	$17.94	$16.67
Combined ($/BOE)(2)	$42.16	$34.23

Oil, hedged ($/Bbl)(3)	$72.31	$57.28
Natural gas, hedged ($/Mcf)(3)	$2.27	$1.53
Natural gas liquids ($/Bbl)(3)	$17.94	$16.67
Combined price, hedged ($/BOE)(3)	$43.86	$34.80

Average costs ($/BOE):
Production and ad valorem taxes	$2.98	$2.35
General and administrative - cash component	0.94	0.81
Total operating expense - cash	$3.92	$3.16

General and administrative - non-cash stock compensation expense	$0.17	$0.16
Interest expense, net	$2.30	$2.92
Depletion	$17.51	$18.98
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses between the first quarter of 2026 and the fourth quarter of 2025 are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased by $74 million during the first quarter of 2026 compared to the fourth quarter of 2025. This net increase consisted of an additional $91 million in royalty income attributable to higher average commodity prices received primarily for our oil production in the first quarter of 2026 compared to the fourth quarter of 2025, partially offset by a reduction of $17 million due to a 5% decrease in our production.

Of the 5% decrease in production, approximately 3% was attributable to the Non-Permian Divestiture, with the remaining change largely due to having two fewer days in the first quarter of 2026 compared to the fourth quarter of 2025. See

Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	March 31, 2026			December 31, 2025
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$26	$2.21	5.3%	$23	$1.86	5.5%
Ad valorem taxes	9	0.77	1.8	6	0.49	1.4
Total production and ad valorem taxes	$35	$2.98	7.1%	$29	$2.35	6.9%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Production taxes and ad valorem taxes as a percentage of royalty income for the first quarter of 2026 were relatively consistent with the fourth quarter of 2025.

Depletion. The decrease in depletion expense of $28 million for the first quarter of 2026 compared to the fourth quarter of 2025 consisted primarily of (i) $17 million due to a reduction in the depletion rate to $17.51 per BOE for the first quarter of 2026 compared to $18.98 per BOE for the fourth quarter of 2025, and (ii) $11 million from the decline in production volumes. The rate decrease largely resulted from reductions in the depletable base related to the Non-Permian Divestiture and the ceiling test impairment recorded in the fourth quarter of 2025 as discussed below.

Impairment. No impairment expense was recorded in the first quarter of 2026. In the fourth quarter of 2025, we recorded a non-cash ceiling test impairment charge of $408 million due to the carrying value of our proved reserves exceeding their estimated future net cash flows utilizing the SEC’s methodology and pricing at December 31, 2025. The excess value resulted primarily from recording properties acquired in the 2025 Drop Down at the seller’s historical carrying value, which exceeded the value calculated in the ceiling test due primarily to declining SEC Prices.

Impairment charges affect our results of operations but do not reduce our cash flow. In addition to commodity prices, our production rates, levels of proved reserves, transfers of unevaluated properties, income tax rate assumptions and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. Given the overall increase in SEC Prices through the first quarter of 2026 and into the second quarter of 2026, we currently do not anticipate recording a material non-cash impairment of our assets in the second quarter of 2026; however, based on the number of factors that may impact our future estimate of proved reserves, we could have material write-downs in subsequent quarters.

Interest Expense, Net. Interest expense, net decreased by approximately $9 million in the first quarter of 2026 compared to the fourth quarter of 2025, primarily due to the repayment of the Term Loan in February 2026 and the early termination of the Notes in the fourth quarter of 2025.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	March 31, 2026	December 31, 2025
	(In millions)
Gain (loss) on derivative instruments, net	$18	$23
Net cash receipts (payments) on derivatives	$20	$7

The $5 million decrease in the gain on derivative instruments, net in the first quarter of 2026 compared to the fourth quarter of 2025 consisted primarily of (i) a reduction of approximately $9 million in the value of our open oil contracts, (ii) a gain of approximately $7 million on our 2026 WTI Contingent Liability recorded in the fourth quarter of 2025, and (iii) a reduction of approximately $3 million in the value of our open natural gas contracts primarily due to changes in the differential between prices for Waha Hub and Henry Hub. These decreases in the gain on derivative instruments were partially offset by an increase of approximately $12 million in cash receipts on settled natural gas basis swaps, and other insignificant changes.

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at March 31, 2026.

Provision for (Benefit from) Income Taxes. The $49 million change to income tax expense in the first quarter of 2026 from income tax benefit in the fourth quarter of 2025 was primarily driven by the $408 million non-cash impairment recorded in the fourth quarter of 2025. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-Controlling Interest. The change to $118 million in net income attributable to non-controlling interest for the first quarter of 2026 from a net loss attributable to non-controlling interest of $143 million in the fourth quarter of 2025 was primarily due to (i) the $408 million non-cash impairment recorded in the fourth quarter of 2025, and (ii) a dilution of the non-controlling interest following the 2026 Secondary Offering.

Comparison of the Three Months Ended March 31, 2026, and 2025

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating income:
Oil income	$428	$201
Natural gas income	16	15
Natural gas liquids income	52	28
Royalty income	496	244
Lease bonus income	14	1
Lease bonus income—related party	1	—
Total operating income	511	245
Costs and expenses:
Production and ad valorem taxes	35	17
Depletion	206	67
General and administrative expenses	8	2
General and administrative expenses—related party	5	4
Other operating expenses	4	—
Total costs and expenses	258	90
Income (loss) from operations	253	155
Other income (expense):
Interest expense, net	(27)	(13)
Gain (loss) on derivative instruments, net	18	32
Gain (loss) on early extinguishment of debt	(1)	—
Total other income (expense), net	(10)	19
Income (loss) before income taxes	243	174
Provision for (benefit from) income taxes	28	21
Net income (loss)	215	153
Net income (loss) attributable to non-controlling interest	118	78
Net income (loss) attributable to Viper Energy, Inc.	$97	$75

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Production data:
Oil (MBbls)	5,850	2,818
Natural gas (MMcf)	18,088	7,221
Natural gas liquids (MBbls)	2,899	1,142
Combined volumes (MBOE)(1)	11,764	5,164

Average daily oil volumes (BO/d)	65,000	31,311
Average daily combined volumes (BOE/d)	130,711	57,378

Average sales prices:
Oil ($/Bbl)	$73.16	$71.33
Natural gas ($/Mcf)	$0.88	$2.08
Natural gas liquids ($/Bbl)	$17.94	$24.52
Combined ($/BOE)(2)	$42.16	$47.25

Oil, hedged ($/Bbl)(3)	$72.31	$70.26
Natural gas, hedged ($/Mcf)(3)	$2.27	$3.74
Natural gas liquids ($/Bbl)(3)	$17.94	$24.52
Combined price, hedged ($/BOE)(3)	$43.86	$48.99

Average costs ($/BOE):
Production and ad valorem taxes	$2.98	$3.29
General and administrative - cash component	0.94	0.97
Total operating expense - cash	$3.92	$4.26

General and administrative - non-cash stock compensation expense	$0.17	$0.19
Interest expense, net	$2.30	$2.52
Depletion	$17.51	$12.97
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased $252 million during the three months ended March 31, 2026, compared to the same period in 2025. This net increase was primarily due to an additional $282 million in royalty income from the 128% growth in production, partially offset by a net decrease of $30 million from lower average natural gas and natural gas liquids prices received for our production during the first quarter of 2026 compared to the same period in 2025.

Of the 128% growth in production, approximately 54% was attributable to the Sitio Acquisition and 45% was attributable to the 2025 Drop Down. The remainder of the growth is primarily from new wells added between periods. See Note

4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended March 31,
	2026			2025
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$26	$2.21	5.3%	$13	$2.52	5.4%
Ad valorem taxes	9	0.77	1.8	4	0.77	1.6
Total production and ad valorem taxes	$35	$2.98	7.1%	$17	$3.29	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Production taxes and ad valorem taxes as a percentage of royalty income for the three months ended March 31, 2026, were relatively consistent with the same period in 2025.

Depletion. The increase in depletion expense of $139 million for the three months ended March 31, 2026, compared to the same period in 2025 consisted primarily of (i) $86 million from growth in production volumes, and (ii) $53 million due to an increase in the depletion rate to $17.51 per BOE for the three months ended March 31, 2026, resulting primarily from the addition of leasehold costs and reserves from the 2025 Drop Down and the Sitio Acquisition compared to $12.97 per BOE for the same period in 2025.

Interest Expense, Net. The increase in interest expense, net of $14 million for the three months ended March 31, 2026, compared to the same period in 2025 consisted primarily of (i) approximately $22 million in additional expense incurred for our Guaranteed Senior Notes, (ii) approximately $3 million in additional interest expense incurred on the Term Loan prior to its termination, and (iii) a reduction of approximately $3 million in interest income. These increases in interest expense, net were partially offset by interest cost savings of approximately $13 million due to the early termination of the Notes.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Gain (loss) on derivative instruments, net	$18	$32
Net cash receipts (payments) on derivatives	$20	$9

The $14 million decrease in the gain on derivative instruments, net for the three months ended March 31, 2026, compared to the same period in 2025 consisted primarily of (i) a reduction of approximately $14 million in the value of our open natural gas contracts due primarily to changes in the differential between prices for Waha Hub and Henry Hub, (ii) a reduction of approximately $9 million in the value of our open oil contracts, and (iii) an increase of approximately $2 million in cash paid to settle oil contracts. These decreases in the gain on derivative instruments were partially offset by an increase of approximately $13 million in cash receipts on settled natural gas basis swaps and other insignificant changes.

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at March 31, 2026.

Provision for (Benefit from) Income Taxes. The $7 million increase in income tax expense for the three months ended March 31, 2026, compared to the same period in 2025 primarily resulted from an increase in pre-tax income attributable to Viper. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-Controlling Interest. The $40 million increase in net income attributable to non-controlling interest for the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to (i) an increase in net income, and (ii) changes in the non-controlling interest in the Operating Company resulting from the Drop Down Equity Issuance and the issuance of OpCo Units to fund the Sitio Acquisition, which were partially offset by a dilution of the non-controlling interest following the 2025 Equity Offering and the 2026 Secondary Offering.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flow from operations, equity and debt offerings, borrowings under our Revolving Credit Facility, term loan agreements and proceeds from sales of non-core assets. Our primary uses of cash have been dividends to our stockholders, Operating Company distributions to the holders of OpCo Units, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties and repurchases of our Common Stock and OpCo Units. At March 31, 2026, we had $1.51 billion of liquidity consisting of $28 million in cash and cash equivalents and $1.48 billion in available borrowings under our Revolving Credit Facility. See “—Capital Resources” below for additional discussions of changes in our sources of cash.

Our working capital requirements are supported by our cash and cash equivalents and our Revolving Credit Facility. We may draw on our Revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including dividends, debt service obligations, repayment of debt maturities, any repurchases of our Common Stock, OpCo Units or Guaranteed Senior Notes and any amounts that may ultimately be paid in connection with contingencies.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Note 10—Derivatives of the notes to the condensed consolidated financial statements.

Continued prolonged volatility in the capital, financial and/or credit markets due to changing or adverse macroeconomic conditions, including geopolitical global conflicts, elevated interest rates, effects of tariffs, actions taken by OPEC members and other exporting nations and global supply chain disruptions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net cash provided by (used in) operating activities	$328	$201
Net cash provided by (used in) investing activities	581	(486)
Net cash provided by (used in) financing activities	(894)	818
Net increase (decrease) in cash and cash equivalents	$15	$533

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our operators. The increase in net cash provided by operating activities during the three months ended March 31, 2026, compared to the same period in 2025 was primarily driven by an increase in royalty income, which was partially offset by changes in our working capital accounts including the timing of when accounts receivable are collected and when payments are made on accounts payable. See “—Results of Operations” for discussion of significant changes in our income and expenses.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026, was primarily related to proceeds received from the Non-Permian Divestiture, partially offset by insignificant acquisitions of oil and natural gas properties. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional information on these transactions.

Net cash used in investing activities during the three months ended March 31, 2025, was primarily related to acquisitions of oil and natural gas properties and a $223 million escrow deposit made for the 2025 Drop Down.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026, was primarily attributable to (i) $500 million paid for the retirement of the Term Loan, (ii) $213 million of dividends paid to holders of our OpCo Units and our Class A Common Stock, (iii) $96 million of securities repurchases under our repurchase program, and (iv) net repayments of $85 million on our Revolving Credit Facility.

Net cash provided by financing activities during the three months ended March 31, 2025, was primarily attributable to proceeds of $1.2 billion from the 2025 Equity Offering, partially offset by net repayments of $261 million on our Revolving Credit Facility and $153 million of dividends paid to holders of our OpCo Units and our Class A Common Stock.

Capital Resources

The Revolving Credit Facility

At March 31, 2026, our Revolving Credit Facility, which matures on June 12, 2030, had a commitment amount of $1.50 billion, with $20 million in outstanding borrowings and $1.48 billion of availability.

See Note 6—Debt of the notes to the condensed consolidated financial statements for additional discussions of our debt.

Capital Requirements

Repurchases of Securities

On December 10, 2025, our board of directors expanded the repurchase program to include repurchases of our Class B Common Stock and OpCo Units in addition to our previously authorized Class A Common Stock. On February 18, 2026, our board of directors also approved an increase in our repurchase program authorization from $750 million to $1.75 billion, excluding the 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022. Since the inception of our repurchase program through May 1, 2026, we have repurchased an aggregate of 18,768,257 shares of our Common Stock and 2,000,000 OpCo Units for a total cost of $610 million, excluding any applicable excise tax, leaving approximately $1.14 billion for future repurchases under the repurchase program. See Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements for further discussion of our stock repurchase program.

First Quarter 2026 Cash Dividends and Return of Capital Update

The Operating Company will pay a cash distribution for the first quarter of 2026 in accordance with its distribution policy of $0.86 per OpCo Unit on May 21, 2026, to eligible holders of record at the close of business on May 14, 2026.

Our capital‑light business model and high free cash flow margins positioned us to further deliver on our comprehensive capital allocation strategy. As a result, in addition to repurchases under our repurchase program, we will pay a cash dividend for the first quarter of 2026 of $0.68 per share of Class A Common Stock payable on May 21, 2026, to eligible holders of record at the close of business on May 14, 2026. The dividend to stockholders consists of a base quarterly dividend of $0.38 per share of Class A Common Stock and a variable quarterly dividend of $0.30 per share of Class A Common Stock.

We expect to continue paying quarterly cash dividends in respect of our Class A Common Stock and OpCo Units. Future base and variable dividends are not required and are at the discretion of the board of directors, who may change the dividend policy at any time. See Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements for further discussion of the repurchase program and dividends.

Supplemental Guarantor Disclosure

The Guaranteed Senior Notes are fully and unconditionally guaranteed by each of Former Viper and New Viper. Following the Reorganization, Viper Energy Partners LP became the issuer of the Guaranteed Senior Notes.

The Guaranteed Senior Notes and the guarantees are obligations of the issuer and the guarantors that (i) are senior unsecured obligations and rank equally in right of payment with all of their respective existing and future senior indebtedness, including obligations under the Revolving Credit Facility, (ii) rank senior in right of payment to any of their respective future indebtedness that is expressly subordinated in right of payment to the Guaranteed Senior Notes or the guarantees, as applicable, (iii) are effectively subordinated to any of their respective existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of subsidiaries that are not obligors under the Guaranteed Senior Notes.

In the event of bankruptcy, liquidation, reorganization or other winding up of the issuer or a guarantor or upon a default in payment with respect to, or the acceleration of, any senior secured indebtedness of the issuer or a guarantor, the assets that secure such senior secured indebtedness will be available to pay obligations on the Guaranteed Senior Notes and the guarantees only after all obligations under such senior secured indebtedness have been repaid in full from such assets. There may not be sufficient assets remaining to pay amounts due on any or all of the Guaranteed Senior Notes then outstanding and the guarantees.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for recent accounting pronouncements not yet adopted, if any.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the repayment and termination of the Term Loan in the first quarter of 2026, information about market risks for the three months ended March 31, 2026 does not differ materially from that disclosed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. We are in the process of integrating the entities acquired in the Sitio Acquisition. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Our Class A Common Stock repurchase activity for the three months ended March 31, 2026, was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(3)
	(In millions, except per share amounts and shares in ones)
January 1, 2026 - January 31, 2026	417,516	$37.44	417,516	$1,225
February 1, 2026 - February 28, 2026	—	$—	—	$1,225
March 1, 2026 - March 31, 2026	804,061	$44.20	792,845	$1,145
Total	1,221,577	$41.89	1,210,361
(1)Includes 11,216 shares of Class A Common Stock repurchased from employees in order to satisfy tax withholding requirements. Such shares are canceled and retired immediately upon repurchase. On December 10, 2025, our board of directors approved expanding the repurchase program to include repurchases of Class B Common Stock and OpCo Units. The Class B Common Stock and OpCo Units are not registered securities pursuant to Section 12 of the Exchange Act and as such repurchases of such unregistered securities are excluded from the shares listed in the table above. During March 2026, we repurchased 1,000,000 OpCo Units for an aggregate purchase price of approximately $46 million, or $45.69 per OpCo Unit, and canceled an equal number of shares of Class B Common Stock. The approximately $1.15 billion remaining under the repurchase program for future repurchases at March 31, 2026 in the table above gives effect to such repurchase of OpCo Units.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)On July 26, 2022, our board of directors increased the authorization under our then-in-effect repurchase program from $250 million to $750 million. On February 18, 2026, the board further increased the authorization to $1.75 billion. This repurchase program has no expiration date and remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended, modified or extended, from time to time, or may be discontinued at any time, in each case, by our board of directors.

ITEM 5.     OTHER INFORMATION

Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended March 31, 2026.

Pending Riverbend Acquisition

On May 1, 2026, the Company and Viper Energy Partners LP, an indirect wholly owned subsidiary of the Company, entered into a definitive purchase and sale agreement to acquire all of the equity interests of Riverbend Oil & Gas IX, L.L.C., from Riverbend for consideration consisting of (i) approximately $337 million in cash, and (ii) 3,689,865 shares of our Class A Common Stock, in each case, subject to customary closing adjustments. The mineral and royalty interests to be acquired in the Pending Riverbend Acquisition represent approximately 3,064 net royalty acres in the Permian Basin. The Pending Riverbend Acquisition is expected to close during the third quarter of 2026, subject to customary closing conditions.

At the closing of the Pending Riverbend Acquisition, we will be obligated to enter into a registration rights agreement (the “Registration Rights Agreement”) with Riverbend, pursuant to which we will agree to file, no later than five business days following the date of the Registration Rights Agreement, a shelf registration statement under the Securities Act to permit the public resale of certain securities of ours held by Riverbend. We will agree to pay certain expenses of Riverbend incurred in connection with the exercise of Riverbend’s rights under the Registration Rights Agreement and indemnify Riverbend for certain securities law matters in connection with any registration statement filed pursuant thereto.

All of the shares of our Class A Common Stock to be issued to Riverbend in the Pending Riverbend Acquisition will be issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

See Note 13—Subsequent Events of the notes to the condensed consolidated financial statements for additional information on the Pending Riverbend Acquisition.

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

3.3	Second Amended and Restated Bylaws of New Viper (incorporated by reference to Exhibit 3.3 of New Viper’s Quarterly Report on Form 10-Q (File No. 001-42807), filed on November 5, 2025).
22.1	List of Issuers and Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of New Viper’s Annual Report on Form 10-K (File No. 001-42807), filed on February 25, 2026.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY, INC.

		By:	VIPER ENERGY, INC.

Date:	May 6, 2026	By:	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer

Date:	May 6, 2026	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer