Form 10-Q
period 2026-06-30
Viper Energy, Inc.
filed 2026-08-05
CIK 2074176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, 194,405,049 shares of Class A Common Stock and 164,789,844 shares of Class B Common Stock of the registrant were outstanding.

VIPER ENERGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

GLOSSARY OF CERTAIN OTHER TERMS

The following is a glossary of certain other terms that are used in this report and our other periodic reports under the Exchange Act:

Adjusted EBITDA
Consolidated Adjusted EBITDA, a non-GAAP measure, generally equals net income (loss) attributable to Viper Energy, Inc. plus net income (loss) attributable to non-controlling interest before interest expense, net, non-cash share-based compensation expense, depreciation, depletion, and amortization, non-cash (gain) loss on derivative instruments, provision for (benefit from) income taxes and other non-cash or non-recurring operating expenses.

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
•failure to develop or acquire additional reserves and identify, complete or integrate acquisitions such as the recently completed Riverbend Acquisition (as defined below);
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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Viper Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts, shares in thousands)
Operating income:
Oil income	$582	$241	$1,010	$442
Natural gas income	1	10	17	25
Natural gas liquids income	75	36	127	64
Royalty income	658	287	1,154	531
Lease bonus income	11	10	25	11
Lease bonus income—related party	4	—	5	—
Other operating income	4	—	4	—
Total operating income	677	297	1,188	542
Costs and expenses:
Production and ad valorem taxes	43	21	78	38
Depreciation, depletion, and amortization	195	124	401	191
General and administrative expenses	5	4	13	6
General and administrative expenses—related party	6	3	11	7
Other operating expenses	—	10	4	10
Total costs and expenses	249	162	507	252
Income (loss) from operations	428	135	681	290
Other income (expense):
Interest expense, net	(24)	(15)	(51)	(28)
Gain (loss) on derivative instruments, net	—	(29)	18	3
Other income (expense), net	(1)	—	(2)	—
Total other income (expense), net	(25)	(44)	(35)	(25)
Income (loss) before income taxes	403	91	646	265
Provision for (benefit from) income taxes	72	7	100	28
Net income (loss)	331	84	546	237
Net income (loss) attributable to non-controlling interest	189	47	307	125
Net income (loss) attributable to Viper Energy, Inc.	$142	$37	$239	$112

Net income (loss) attributable to common shares:
Basic	$0.73	$0.28	$1.27	$0.89
Diluted	$0.73	$0.28	$1.27	$0.89
Weighted average number of common shares outstanding:
Basic	193,733	131,107	187,553	126,045
Diluted	193,733	131,156	187,553	126,160

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2026	2025
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$77	$13
Royalty income receivable (net of allowance for credit losses)	461	262
Royalty income receivable—related party	27	88
Prepaid expenses and other current assets	15	50
Total current assets	580	413
Property:
Oil and natural gas properties:
Proved properties	9,608	9,746
Unproved properties	4,545	4,910
Other property, equipment and land	8	8
Accumulated depletion, depreciation, amortization and impairment	(2,856)	(2,455)
Property, net	11,305	12,209
Deferred income taxes (net of allowances)	124	33
Other assets	46	16
Total assets	$12,055	$12,671
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities	$66	$107
Other current liabilities	25	4
Total current liabilities	91	111
Long-term debt, net	1,678	2,186
Other long-term liabilities	4	11
Total liabilities	1,773	2,308
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 191,382,620 shares issued and outstanding at June 30, 2026, and 170,942,687 shares issued and outstanding at December 31, 2025	—	—
Class B Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 164,789,844 shares issued and outstanding at June 30, 2026, and 187,023,698 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	5,308	4,726
Retained earnings (accumulated deficit)	(273)	(278)
Total Viper Energy, Inc. stockholders’ equity	5,035	4,448
Non-controlling interest	5,247	5,915
Total equity	10,282	10,363
Total liabilities and stockholders’ equity	$12,055	$12,671

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In millions)
Cash flows from operating activities:
Net income (loss)	$546	$237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(5)	(6)
Depreciation, depletion, and amortization	401	191
(Gain) loss on derivative instruments, net	(18)	(3)
Net cash receipts (payments) on derivatives	36	12
Other	6	4
Changes in operating assets and liabilities:
Royalty income receivable	(199)	(54)
Royalty income receivable—related party	61	(8)
Accrued liabilities	(41)	(7)
Other	28	7
Net cash provided by (used in) operating activities	815	373
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(121)	(279)
Acquisitions of oil and natural gas properties—related party	(12)	(981)
Proceeds from sale of oil and natural gas properties	611	—
Net cash provided by (used in) investing activities	478	(1,260)
Cash flows from financing activities:
Proceeds from debt	520	740
Repayments of debt	(1,030)	(726)
Net proceeds from public offering	—	1,232
Repurchases of shares of Class A Common Stock as part of the repurchase program	(182)	(10)
Repurchases of OpCo Units as part of the repurchase program	(46)	—
Dividends to stockholders	(233)	(160)
Dividends to Diamondback	(215)	(168)
Dividends to other non-controlling interest	(45)	(17)
Other	2	(3)
Net cash provided by (used in) financing activities	(1,229)	888
Net increase (decrease) in cash and cash equivalents	64	1
Cash and cash equivalents at beginning of period	13	27
Cash and cash equivalents at end of period	$77	$28

Supplemental disclosure of cash flow information:
Interest paid	$(53)	$(35)
Cash paid for income taxes, net of refunds:
Federal	$(84)	$(24)
State	$1	$—

Supplemental disclosure of non-cash transactions:
OpCo Units issued for acquisitions	$—	$(119)
OpCo Units issued to related party	$—	$(3,618)

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2025	170,943	187,024	$4,726	$(278)	$5,915	$10,363
Repurchases of shares of Class A Common Stock under repurchase program	(1,210)	—	(50)	—	—	(50)
Repurchases of OpCo Units and cancellation of Class B Common Stock under repurchase program	—	(1,000)	—	—	(46)	(46)
Exchange of Class B Common Stock and OpCo Units to Class A Common Stock	24,560	(21,213)	786	—	(786)	—
Dividends to stockholders	—	—	—	(100)	—	(100)
Dividends to Diamondback	—	—	—	—	(93)	(93)
Dividends to other non-controlling interest	—	—	—	—	(20)	(20)
Equity-based compensation	—	—	2	—	—	2
Issuance of shares upon vesting of equity awards	19	—	—	—	—	—
Cash paid for tax withholding on vested equity awards	—	—	(1)	—	—	(1)
Change in ownership of consolidated subsidiaries, net	—	—	(68)	—	163	95
Net income (loss)	—	—	—	97	118	215
Balance at March 31, 2026	194,312	164,811	5,395	(281)	5,251	10,365
Repurchases of shares of Class A Common Stock under repurchase program	(2,975)	—	(132)	—	—	(132)
Exchange of Class B Common Stock and OpCo Units to Class A Common Stock	21	(21)	1	—	(1)	—
Dividends to stockholders	—	—	—	(133)	—	(133)
Dividends to Diamondback	—	—	—	—	(122)	(122)
Dividends to other non-controlling interest	—	—	—	—	(25)	(25)
Equity-based compensation	—	—	3	—	—	3
Issuance of shares upon vesting of equity awards	25	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	41	—	(51)	(10)
Other	—	—	—	(1)	6	5
Net income (loss)	—	—	—	142	189	331
Balance at June 30, 2026	191,383	164,790	$5,308	$(273)	$5,247	$10,282
(1)The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - (Continued)
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2024	102,977	85,431	$1,569	$118	$2,220	$3,907
Common shares issued for acquisition	—	2,400	—	—	—	—
OpCo Units issued for acquisition	—	—	—	—	119	119
Net proceeds from the issuance of Common Stock	28,336	—	1,232	—	—	1,232
Dividends to stockholders	—	—	—	(85)	—	(85)
Dividends to Diamondback	—	—	—	—	(59)	(59)
Dividends to other non-controlling interest	—	—	—	—	(9)	(9)
Equity-based compensation	—	—	1	—	—	1
Issuance of shares upon vesting of equity awards	10	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(236)	—	300	64
Net income (loss)	—	—	—	75	78	153
Balance at March 31, 2025	131,323	87,831	2,566	108	2,649	5,323
Common shares issued to related party	—	69,627	—	—	—	—
OpCo Units issued to related party	—	—	—	—	3,618	3,618
Repurchases of shares of Class A Common Stock under repurchase program	(256)	—	(10)	—	—	(10)
Dividends to stockholders	—	—	—	(75)	—	(75)
Dividends to Diamondback	—	—	—	—	(109)	(109)
Dividends to other non-controlling interest	—	—	—	—	(8)	(8)
Equity-based compensation	—	—	2	—	—	2
Change in ownership of consolidated subsidiaries, net	—	—	792	—	(1,006)	(214)
Net income (loss)	—	—	—	37	47	84
Balance at June 30, 2025	131,067	157,458	$3,350	$70	$5,191	$8,611
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

As of June 30, 2026, Viper, through its subsidiaries, owned approximately 52.7% of the outstanding OpCo Units and was the managing member of New OpCo.

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

As of June 30, 2026, Diamondback beneficially owned approximately 39.2% of the outstanding voting power of the Company’s Common Stock on a fully diluted basis after giving effect to the outstanding TWR Class B Option (as defined and discussed in Note 7—Stockholders’ Equity).

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Certain amounts included in or affecting the Company’s condensed consolidated financial statements and related disclosures must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the condensed consolidated financial statements are prepared. Actual results could differ from those estimates.

Related Party Transactions

Royalty Income Receivable

As of June 30, 2026 and December 31, 2025, Diamondback, either directly or through its consolidated subsidiaries, owed the Company $27 million and $88 million, respectively, for royalty income received from third parties for the Company’s production, which had not yet been remitted to the Company.

Lease Bonus Income

Diamondback and its subsidiaries paid the Company $4 million of lease bonus income for four new leases covering 84 acres in Martin and Midland Counties, Texas during the three months ended June 30, 2026, and $5 million of lease bonus income for seven new leases covering 145 acres in Martin, Midland and Pecos Counties, Texas during the six months ended June 30, 2026.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	June 30,	December 31,
	2026	2025
	(In millions)
Interest payable	$36	$39
Ad valorem taxes payable	16	34
2026 WTI Contingent Liability	—	20
Other	14	14
Total accrued liabilities	$66	$107

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There were no new accounting pronouncements adopted during the three and six months ended June 30, 2026.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following tables disaggregate the Company’s revenue from oil, natural gas and natural gas liquids by revenue generated from production on properties operated by Diamondback and revenue generated from production on properties operated by third parties:

	Three Months Ended June 30,
	2026			2025
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$279	$303	$582	$144	$97	$241
Natural gas income	4	(3)	1	8	2	10
Natural gas liquids income	41	34	75	25	11	36
Total royalty income	$324	$334	$658	$177	$110	$287

	Six Months Ended June 30,
	2026			2025
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$487	$523	$1,010	$264	$178	$442
Natural gas income	14	3	17	17	8	25
Natural gas liquids income	68	59	127	41	23	64
Total royalty income	$569	$585	$1,154	$322	$209	$531

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

Other Acquisitions

During the six months ended June 30, 2026, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing approximately 519 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $95 million, subject to customary post-closing adjustments. Additionally, during the six months ended June 30, 2026, the Company acquired mineral and royalty interests from Diamondback representing approximately 59 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $12 million, subject to customary post-closing adjustments.

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

The mineral and royalty interests acquired in the Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for a total of approximately 34,300 net royalty acres. The non-Permian mineral and royalty interests acquired in the Sitio Acquisition were subsequently divested as discussed above in “—Divestiture of Non-Permian Assets”.

The Sitio Acquisition was accounted for as an asset acquisition in accordance with ASC 805.

2025 Drop Down

On May 1, 2025, the Company acquired all of the issued and outstanding equity interests of certain Diamondback subsidiaries for consideration consisting of (i) approximately $873 million in cash, including customary post-closing adjustments, and (ii) the issuance of 69,626,640 OpCo Units and an equivalent number of shares of the Company’s Class B Common Stock (collectively, the “Drop Down Equity Issuance”) (the “2025 Drop Down”).

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
5.    OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties include the following for the periods presented:

	June 30,	December 31,
	2026	2025
	(In millions)
Oil and natural gas properties:
Proved properties	$9,608	$9,746
Unproved properties(1)	4,545	4,910
Gross oil and natural gas properties	14,153	14,656
Accumulated depletion	(1,967)	(1,567)
Accumulated impairment	(888)	(888)
Oil and natural gas properties, net	11,298	12,201
Other property, equipment and land	8	8
Accumulated depreciation	(1)	—
Property, net of accumulated depletion and impairment	$11,305	$12,209
(1)Unevaluated properties not subject to depletion under full cost pool accounting.

As of June 30, 2026, and December 31, 2025, the Company had mineral and royalty properties representing approximately 87,440 and 96,003 net royalty acres, respectively.

No impairment expense was recorded on the Company’s proved oil and natural gas properties for the three and six months ended June 30, 2026 and 2025 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Company’s production rates, levels of proved reserves, transfers of unevaluated properties, income tax rate assumptions and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If future SEC Prices decline as compared to the commodity prices used in prior quarters, the Company could have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2026	2025
	(In millions)
4.900% Senior Notes due 2030	$500	$500
5.700% Senior Notes due 2035	1,100	1,100
Term Loan	—	500
Revolving Credit Facility	95	105
Unamortized debt issuance costs	(13)	(15)
Unamortized discount costs	(4)	(4)
Total long-term debt	$1,678	$2,186

The Revolving Credit Facility

On June 12, 2026, the Company, as the parent guarantor, and VNOM Sub, Inc., as a guarantor, entered into the first amendment to the credit agreement (as amended, the “Revolving Credit Agreement”) with Viper Energy Partners LP, as borrower, the lenders and other guarantors named therein and Wells Fargo Bank, National Association, as administrative agent, which among other things (i) increased the total commitments provided by the credit facility under the Revolving Credit Agreement from $1.50 billion to $2.00 billion (such facility, the “Revolving Credit Facility”), and (ii) extended the maturity

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
date from June 12, 2030, to June 12, 2031. As of June 30, 2026, there was $95 million in outstanding borrowings and $1.91 billion available for future borrowings under the Revolving Credit Facility. The weighted average interest rates on the Revolving Credit Facility were 5.12% and 6.33% for the three months ended June 30, 2026 and 2025, respectively, and 5.16% and 6.42% for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company was in compliance with all financial maintenance covenants under the Revolving Credit Agreement.

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

7.    STOCKHOLDERS’ EQUITY

At June 30, 2026, the Company had a total of 191,382,620 shares of Class A Common Stock issued and outstanding and 164,789,844 shares of Class B Common Stock issued and outstanding. Additionally, at June 30, 2026, Tumbleweed Royalty IV, LLC (“TWR IV”) held 6,746,384 OpCo Units and the option, but not the obligation, to acquire an equivalent number of shares of the Company’s Class B Common Stock (the “TWR Class B Option”).

Members of New OpCo may require the Company to redeem all or a portion of the shares of the Company’s Class B Common Stock held by such member, together with an equal number of OpCo Units (one share of Class B Common Stock together with one OpCo Unit) in exchange for (i) an equivalent number of shares of the Company’s Class A Common Stock, or (ii) cash consideration subject to the terms and conditions included in the Amended and Restated Limited Liability Company Agreement of New OpCo. TWR IV may exchange its OpCo Units directly for an equivalent number of shares of the Company’s Class A Common Stock and any OpCo Units so exchanged will reduce the number of shares of Class B Common Stock subject to the TWR Class B Option.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents the beneficial ownership of Common Stock and OpCo Units as of June 30, 2026:

	As of June 30, 2026
	Shares of Common Stock Beneficially Owned	Percentage Ownership(1)	OpCo Units Beneficially Owned	Percentage Ownership
Public equity holders of Class A Common Stock	191,382,620	52.7%	—	—%
Viper and subsidiaries	—	—	191,382,620	52.7
Diamondback and subsidiaries	142,156,718	39.2	142,156,718	39.2
Sitio OpCo Former Equity Holders	21,317,596	5.9	21,317,596	5.9
TWR IV(1)	6,746,384	1.8	6,746,384	1.8
EnCap	1,315,530	0.4	1,315,530	0.4
Total Ownership(1)	362,918,848	100.0%	362,918,848	100.0%
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

During the three months ended June 30, 2026, the Company repurchased approximately $132 million of its Class A Common Stock. During the six months ended June 30, 2026, the Company repurchased approximately (i) $182 million of its Class A Common Stock, and (ii) $46 million of its OpCo Units related to the repurchase of 1,000,000 OpCo Units from affiliates of Oaktree Capital Management, L.P. (“Oaktree”) in conjunction with the 2026 Secondary Offering. Concurrently, a corresponding number of shares of the Company’s Class B Common Stock owned by Oaktree were canceled. The Company repurchased approximately $10 million of its Class A Common Stock during both the three and six months ended June 30, 2025. As of June 30, 2026, approximately $1.01 billion remained available under the repurchase program, excluding excise tax.

Cash Dividends

The board of directors of the Company has established a dividend policy, whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to holders of the OpCo Units. Historically, Viper has in turn distributed all or a portion of the available cash it receives from the Operating Company to holders of its Class A Common Stock through base and variable dividends that take into account capital returned to stockholders via its repurchase program. For subsequent changes to the Company’s return of capital commitment and dividend policy, see Note 13—Subsequent Events. The Company’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors following the end of such quarter.

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

The following table presents information regarding cash dividends paid during the periods presented (in millions except per share amounts):

	Distributions
Period	Amount per OpCo Unit	Operating Company Distributions to Non-Controlling Interests	Amount per Class A Common Share	Class A Common Stockholders	Declaration Date	Class A Common Stockholder Record Date	Payment Date
2026
Q4 2025	$0.65	$113	$0.52	$100	February 18, 2026	March 5, 2026	March 12, 2026
Q1 2026	$0.86	$147	$0.68	$133	April 29, 2026	May 14, 2026	May 21, 2026
2025
Q4 2024	$0.69	$68	$0.65	$85	January 30, 2025	March 6, 2025	March 13, 2025
Q1 2025	$0.70	$117	$0.57	$75	May 1, 2025	May 15, 2025	May 22, 2025

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

The following table summarizes the changes in the Company’s stockholders’ equity due to changes in ownership interest of subsidiaries during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net income (loss) attributable to the Company	$142	$37	$239	$112
Transfers from the non-controlling interest:
Increase in additional paid-in capital due to exchange of Class B Common Stock and OpCo Units into shares of Class A Common Stock	1	—	787	—
Other transfers to the non-controlling interest, net	41	792	(27)	556
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$184	$829	$999	$668

8.    EARNINGS PER COMMON SHARE

The net income (loss) per common share on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Company’s Class A Common Stock for the three and six months ended June 30, 2026, and 2025, respectively.

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to the period	$142	$37	$239	$112
Less: distributed and undistributed earnings allocated to participating securities(1)	1	—	1	—
Net income (loss) attributable to common stockholders	$141	$37	$238	$112
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	193,733	131,107	187,553	126,045
Effect of dilutive securities:
Potential common shares issuable(2)	—	49	—	115
Diluted weighted average common shares outstanding	193,733	131,156	187,553	126,160
Net income (loss) per common share, basic	$0.73	$0.28	$1.27	$0.89
Net income (loss) per common share, diluted	$0.73	$0.28	$1.27	$0.89
(1)Unvested restricted stock units and performance restricted stock units that contain non-forfeitable dividend equivalent rights are considered participating securities and are therefore included in the earnings per share calculation pursuant to the two-class method.
(2)For the three and six months ended June 30, 2026, and 2025, there were no other significant potential common shares excluded from the computation of diluted earnings per common share.

9.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$72	$7	$100	$28
Effective tax rate	17.9%	7.7%	15.5%	10.6%

The Company’s effective income tax rates for the three and six months ended June 30, 2026, differed from the amounts computed by applying the United States federal statutory tax rate to pre-tax income for the periods primarily due to net income attributable to the non-controlling interest and changes to the estimated deferred taxes recognized in connection with the closing of the Sitio Acquisition. The Company’s effective income tax rates for the three and six months ended June 30, 2025, differed from the amounts computed by applying the United States federal statutory tax rate to pre-tax income for the periods primarily due to net income attributable to the non-controlling interest.

During the six months ended June 30, 2026, the Company recognized an $85 million increase in its deferred tax asset through additional paid-in capital, including $61 million in connection with the 2026 Secondary Offering.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Commodity Contracts

The Company historically has used fixed price swap contracts, fixed price basis swap contracts, deferred premium puts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At June 30, 2026, the Company had puts, basis puts, put spreads, roll swaps, costless collars and fixed price basis swaps outstanding.

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

As of June 30, 2026, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential(2)	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Jul. - Dec.	2026	Roll Swaps	15,000	WTI Cushing	$3.97	$—	$—
NATURAL GAS
Jul. - Sep.	2026	Basis Swaps(1)	80,000	Waha Hub	$(1.99)	$—	$—
Oct. - Dec.	2026	Basis Swaps(1)	80,000	Waha Hub	$(1.74)	$—	$—
Jan. - Dec.	2027	Basis Swaps(1)	40,000	Waha Hub	$(1.40)	$—	$—
Jul. - Dec.	2026	Costless Collar	60,000	Henry Hub	$—	$2.75	$6.64
(1)The Company’s fixed price basis swaps for natural gas are for the spread between the Waha Hub natural gas price and the Henry Hub natural gas price.
(2)The weighted average differential represents the amount of reduction to the WTI Cushing oil price and the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.

					Puts		Put Spread
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Average Strike Price	Average Deferred Premium	Floor Price	Short Put Price
OIL
Jul. - Sep.	2026	Puts	55,000	WTI Cushing	$55.23	$(1.11)	$—	$—
Oct. - Dec.	2026	Puts	45,000	WTI Cushing	$50.00	$(1.34)	$—	$—
Jan. - Mar.	2027	Puts	40,000	WTI Cushing	$50.00	$(1.39)	$—	$—
Apr. - Jun.	2027	Puts	20,000	WTI Cushing	$50.00	$(1.40)	$—	$—
Jul. - Sep.	2027	Puts	10,000	WTI Cushing	$50.00	$(1.44)	$—	$—
Jul. - Sep.	2026	Basis Puts	30,000	WTI - Brent	$(45.00)	$(1.30)	$—	$—
Oct. - Dec.	2026	Basis Puts	30,000	WTI - Brent	$(45.00)	$(1.48)	$—	$—
Jul. - Sep.	2026	Put Spread	15,000	WTI Cushing	$—	$—	$50.00	$55.00

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$—	$(26)	$18	$3
2026 WTI Contingent Liability	—	(3)	—	—
Total	$—	$(29)	$18	$3

Net cash receipts (payments) on derivatives:
Commodity contracts	$16	$3	$36	$12

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following tables provide (i) the condensed consolidated balance sheet classification where the Company’s commodity derivative instrument assets and liabilities and for 2025, the 2026 WTI Contingent Liability are recorded, (ii) fair value measurement information, (iii) the gross amounts of recognized assets and liabilities, (iv) the amounts offset under master netting arrangements with counterparties, and (v) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
Balance Sheet Classification	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Prepaid expenses and other current assets	$—	$26	$—	$26	$(17)	$9
Other assets	$—	$6	$—	$6	$(2)	$4
Liabilities:
Other current liabilities	$—	$27	$—	$27	$(17)	$10
Other long-term liabilities	$—	$2	$—	$2	$(2)	$—

	As of December 31, 2025
Balance Sheet Classification	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Prepaid expenses and other current assets	$—	$37	$—	$37	$(9)	$28
Liabilities:
Other current liabilities	$—	$9	$—	$9	$(9)	$—
Accrued liabilities (2026 WTI Contingent Liability)	$—	$20	$—	$20	$—	$20
Other long-term liabilities	$—	$7	$—	$7	$—	$7

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt	$1,678	$1,708	$2,186	$2,233

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

13.    SUBSEQUENT EVENTS

Riverbend Acquisition

On July 1, 2026, the Company and Viper Energy Partners LP, an indirect wholly owned subsidiary of the Company, acquired all of the equity interests of Riverbend Oil & Gas IX, L.L.C., an entity owning certain mineral and royalty interests, from Riverbend Oil & Gas IX (AIV), L.L.C. and ROG IX, L.L.C. (collectively, “Riverbend”) for consideration consisting of (i) approximately $339 million in cash, including the release of funds held in escrow of approximately $25 million that were reflected in the caption “Other assets” on the Company’s condensed consolidated balance sheet at June 30, 2026, and (ii) 3,691,796 shares of the Company’s Class A Common Stock, in each case, subject to customary post-closing adjustments (the “Riverbend Acquisition”).

The mineral and royalty interests acquired in the Riverbend Acquisition represent approximately 2,772 net royalty acres in the Permian Basin with expected next 12 months’ average oil production of approximately 2,000 BO/d, and are expected to add approximately 1,000 BO/d of production to the midpoint of the Company’s standalone full year production guidance.

The Company funded the cash portion of the Riverbend Acquisition through a combination of cash on hand and borrowings under the Company’s Revolving Credit Facility.

Cash Dividend and Return of Capital Update

On July 30, 2026, our board of directors approved a cash dividend for the second quarter of 2026 of $0.67 per share of Class A Common Stock and $0.97 per OpCo Unit, in each case, payable on August 20, 2026, to holders of record at the close of business on August 13, 2026. The dividend on Class A Common Stock consists of a base quarterly dividend of $0.38 per share and a variable quarterly dividend of $0.29 per share. Beginning in the third quarter of 2026, the Company intends to transition away from its commitment to return at least 75% of cash available for distribution each quarter. On July 30, 2026, the Company’s board of directors approved an increase to the Company’s annual base dividend to $2.00 per share of Class A Common Stock, which annual dividend will be payable in quarterly installments of $0.50 per share of our Class A Common Stock, beginning with the dividend payable for the third quarter of 2026. Future dividends on Class A Common Stock are not required and are at the discretion of the board of directors, who may change the dividend policy at any time.

Pending 2026 Drop Down

On August 3, 2026, the Company, as parent, and Viper Energy Partners LP, as buyer, entered into a definitive purchase agreement to acquire certain mineral and royalty interests from Diamondback and related subsidiaries in exchange for 3,654,979 OpCo Units and an equivalent number of shares of the Company’s Class B Common Stock (the “Pending 2026 Drop Down”), subject to transaction costs and certain customary post-closing adjustments. The mineral and royalty interests to be acquired in the Pending 2026 Drop Down represent approximately 933 net royalty acres in the Permian Basin.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

After giving effect to the Pending 2026 Drop Down, the Company currently estimates that following the closing of the Pending 2026 Drop Down, Diamondback will beneficially own approximately 39.8% of the Company’s outstanding Common Stock, on a fully diluted basis.

The Company will issue the shares of Class B Common Stock in the Pending 2026 Drop Down in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

The Pending 2026 Drop Down will be accounted for as a transaction between entities under common control with the acquired properties recorded at Diamondback’s historical carrying value in the Company’s condensed consolidated balance sheet.

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

The CODM uses consolidated net income as a measure of profitability to evaluate segment performance and to make capital allocation decisions such as reinvestment in the business or return of capital through the payment of dividends under the dividend policy or repurchases under the share repurchase program.

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

Recent Developments

Pending 2026 Drop Down

On August 3, 2026, we, as parent, and Viper Energy Partners LP, as buyer, entered into a definitive purchase agreement to acquire certain mineral and royalty interests from Diamondback and related subsidiaries in exchange for 3,654,979 OpCo Units and an equivalent number of shares of our Class B Common Stock, subject to transaction costs and certain customary post-closing adjustments. The mineral and royalty interests to be acquired in the Pending 2026 Drop Down represent approximately 933 net royalty acres in the Permian Basin. After giving effect to the Pending 2026 Drop Down, we currently estimate that following the closing of the Pending 2026 Drop Down, Diamondback will beneficially own approximately 39.8% of our outstanding Common Stock, on a fully diluted basis.

Cash Dividend and Return of Capital Update

On July 30, 2026, our board of directors approved an increase of 32% to our annual base dividend, or an amount equal to $2.00 per share of Class A Common Stock beginning with the dividend payable for the third quarter of 2026. With this increase and a commitment to grow the base dividend steadily over time, we are removing our commitment to return at least 75% of cash available for distribution each quarter. We believe a single, durable and growing base dividend, rather than a variable payout that fluctuates with commodity prices, best showcases what differentiates Viper: an industry-leading, low-breakeven yield paired with consistent per-share growth.

Riverbend Acquisition

On July 1, 2026, we and Viper Energy Partners LP acquired all of the equity interests of Riverbend Oil & Gas IX, L.L.C., from Riverbend for consideration consisting of (i) approximately $339 million in cash, and (ii) 3,691,796 shares of our Class A Common Stock, in each case, subject to customary post-closing adjustments. The mineral and royalty interests acquired in the Riverbend Acquisition represent approximately 2,772 net royalty acres in the Permian Basin.

2026 Secondary Offering

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

As of July 1, 2026, after giving effect to the Riverbend Acquisition, our footprint of mineral and royalty interests totaled approximately 90,212 net royalty acres, approximately 38% of which are operated by Diamondback.

See Note 4—Acquisitions and Divestitures and Note 13—Subsequent Events of the notes to the condensed consolidated financial statements for additional information on our acquisitions and divestitures and cash dividend and return of capital update.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Geopolitical global conflicts, tariffs or other trade barriers and any resulting trade tensions, regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to U.S. energy and monetary policies, extreme weather conditions, changes in OPEC+ production levels and other substantially variable factors influence market conditions for these products. For example, as a result of the ongoing conflict in the Middle East, in 2026 the global crude oil market has shifted between supply-demand surpluses and deficits, due to material reductions in crude oil and refined products from the markets, creating additional volatility in benchmark crude oil prices. These factors are beyond our control and are difficult to predict. During the first half of 2026 and 2025, WTI prices averaged $83.00 and $70.81 per Bbl, respectively, and Henry Hub prices averaged $3.20 and $3.69 per MMBtu, respectively.

Production and Operational Update

As of July 1, 2026, after giving effect to the Riverbend Acquisition, there were 106 gross rigs operating on our mineral and royalty acreage, 12 of which are operated by Diamondback. We delivered strong production results in the first half of 2026, highlighted by steady development activity from both Diamondback and our third-party operators across our high-quality asset base, as well as a continuation of our differentiated acquisition strategy. Reflecting this momentum, we are increasing our full year 2026 production guidance to range between approximately 132.5 MBOE/d to 135 MBOE/d.

The following table summarizes our gross well information as of July 1, 2026, after giving effect to the Riverbend Acquisition:

	Diamondback Operated	Third-Party Operated	Total
Q2 2026 horizontal wells turned to production(1):
Gross wells	146	545	691
Net 100% royalty interest wells	10.2	9.6	19.8
Average percent net royalty interest	7.0%	1.8%	2.9%

Horizontal producing well count(1):
Gross wells	4,485	21,075	25,560
Net 100% royalty interest wells	277.7	322.9	600.6
Average percent net royalty interest	6.2%	1.5%	2.3%

Horizontal active development well count(1)(2):
Gross wells	333	1,465	1,798
Net 100% royalty interest wells	21.9	17.2	39.1
Average percent net royalty interest	6.6%	1.2%	2.2%

Line of sight wells(1)(3):
Gross wells	282	1,307	1,589
Net 100% royalty interest wells	16.3	16.6	32.9
Average percent net royalty interest	5.8%	1.3%	2.1%
(1)Average lateral length normalized to 10,000 feet.

(2)The total 1,798 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3)The total 1,589 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third-party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Results of Operations

Comparison of the Three Months Ended June 30, 2026, and March 31, 2026

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026
	(In millions)
Operating income:
Oil income	$582	$428
Natural gas income	1	16
Natural gas liquids income	75	52
Royalty income	658	496
Lease bonus income	11	14
Lease bonus income—related party	4	1
Other operating income	4	—
Total operating income	677	511
Costs and expenses:
Production and ad valorem taxes	43	35
Depreciation, depletion, and amortization	195	206
General and administrative expenses	5	8
General and administrative expenses—related party	6	5
Other operating expenses	—	4
Total costs and expenses	249	258
Income (loss) from operations	428	253
Other income (expense):
Interest expense, net	(24)	(27)
Gain (loss) on derivative instruments, net	—	18
Other income (expense), net	(1)	(1)
Total other income (expense), net	(25)	(10)
Income (loss) before income taxes	403	243
Provision for (benefit from) income taxes	72	28
Net income (loss)	331	215
Net income (loss) attributable to non-controlling interest	189	118
Net income (loss) attributable to Viper Energy, Inc.	$142	$97

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026
Production data:
Oil (MBbls)	5,922	5,850
Natural gas (MMcf)	18,949	18,088
Natural gas liquids (MBbls)	3,147	2,899
Combined volumes (MBOE)(1)	12,227	11,764

Average daily oil volumes (BO/d)	65,077	65,000
Average daily combined volumes (BOE/d)	134,363	130,711

Average sales price:
Oil ($/Bbl)	$98.28	$73.16
Natural gas ($/Mcf)	$0.05	$0.88
Natural gas liquids ($/Bbl)	$23.83	$17.94
Combined ($/BOE)(2)	$53.82	$42.16

Oil, hedged ($/Bbl)(3)	$96.42	$72.31
Natural gas, hedged ($/Mcf)(3)	$1.48	$2.27
Natural gas liquids ($/Bbl)(3)	$23.83	$17.94
Combined price, hedged ($/BOE)(3)	$55.12	$43.86

Average costs ($/BOE):
Production and ad valorem taxes	$3.52	$2.98
General and administrative - cash component	0.65	0.94
Total operating expense - cash	$4.17	$3.92

General and administrative - non-cash stock compensation expense	$0.25	$0.17
Interest expense, net	$1.96	$2.30
Depreciation, depletion, and amortization	$15.95	$17.51
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses between the second quarter of 2026 and the first quarter of 2026 are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased by $162 million during the second quarter of 2026 compared to the first quarter of 2026. This net increase consisted of an additional $152 million attributable to higher average commodity prices received primarily for our oil production, and an additional $10 million due to a 4% increase in our production.

The 4% increase in production was largely attributable to having one additional day of production in the second quarter of 2026 compared to the first quarter of 2026 and new wells added during the second quarter.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	June 30, 2026			March 31, 2026
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$34	$2.78	5.2%	$26	$2.21	5.3%
Ad valorem taxes	9	0.74	1.3	9	0.77	1.8
Total production and ad valorem taxes	$43	$3.52	6.5%	$35	$2.98	7.1%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of royalty income decreased in the second quarter of 2026 due primarily to current valuations reflecting lower 2025 commodity prices.

Depreciation, Depletion, and Amortization. Depreciation, depletion, and amortization expense decreased by $11 million in the second quarter of 2026 compared to the first quarter of 2026. Approximately $19 million of the net decrease stemmed from a reduction in the depletion rate to $15.95 per BOE in the second quarter compared to $17.51 per BOE in the first quarter primarily due to an increase in reserve volumes as more wells remained economical longer at the higher SEC Prices applied in the second quarter. This was partially offset by an $8 million increase from growth in production volumes.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	June 30, 2026	March 31, 2026
	(In millions)
Gain (loss) on derivative instruments, net	$—	$18
Net cash receipts (payments) on derivatives	$16	$20

The $18 million decrease in the gain on derivative instruments, net in the second quarter of 2026 compared to the first quarter of 2026 consisted largely of a $32 million reduction in the value of our open natural gas basis swap contracts primarily due to changes in the differential between prices for Waha Hub and Henry Hub, and an additional $7 million in cash paid to settle oil contracts. These reductions were partially offset by an increase of approximately $18 million in the value of our open oil contracts primarily due to a decrease in market prices compared to contract prices on our puts and roll swaps as well as other insignificant changes. See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at June 30, 2026.

Provision for (Benefit from) Income Taxes. The $44 million increase in income tax expense in the second quarter of 2026 compared to the first quarter of 2026 primarily resulted from an increase in pre-tax income attributable to Viper and changes to the estimated deferred taxes recognized in connection with the closing of the Sitio Acquisition. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-Controlling Interest. The $71 million increase in net income attributable to non-controlling interest for the second quarter of 2026 compared to the first quarter of 2026 was primarily due to an increase in pre-tax income, slightly offset by a dilution of the non-controlling interest following the 2026 Secondary Offering.

Comparison of the Six Months Ended June 30, 2026, and 2025

The following table summarizes our income and expenses for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Operating income:
Oil income	$1,010	$442
Natural gas income	17	25
Natural gas liquids income	127	64
Royalty income	1,154	531
Lease bonus income	25	11
Lease bonus income—related party	5	—
Other operating income	4	—
Total operating income	1,188	542
Costs and expenses:
Production and ad valorem taxes	78	38
Depreciation, depletion, and amortization	401	191
General and administrative expenses	13	6
General and administrative expenses—related party	11	7
Other operating expenses	4	10
Total costs and expenses	507	252
Income (loss) from operations	681	290
Other income (expense):
Interest expense, net	(51)	(28)
Gain (loss) on derivative instruments, net	18	3
Other income (expense), net	(2)	—
Total other income (expense), net	(35)	(25)
Income (loss) before income taxes	646	265
Provision for (benefit from) income taxes	100	28
Net income (loss)	546	237
Net income (loss) attributable to non-controlling interest	307	125
Net income (loss) attributable to Viper Energy, Inc.	$239	$112

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Production data:
Oil (MBbls)	11,772	6,605
Natural gas (MMcf)	37,037	17,353
Natural gas liquids (MBbls)	6,046	2,881
Combined volumes (MBOE)(1)	23,991	12,378

Average daily oil volumes (BO/d)	65,039	36,492
Average daily combined volumes (BOE/d)	132,547	68,387

Average sales prices:
Oil ($/Bbl)	$85.80	$66.92
Natural gas ($/Mcf)	$0.46	$1.44
Natural gas liquids ($/Bbl)	$21.01	$22.21
Combined ($/BOE)(2)	$48.10	$42.90

Oil, hedged ($/Bbl)(3)	$84.44	$66.01
Natural gas, hedged ($/Mcf)(3)	$1.86	$2.48
Natural gas liquids ($/Bbl)(3)	$21.01	$22.21
Combined price, hedged ($/BOE)(3)	$49.60	$43.87

Average costs ($/BOE):
Production and ad valorem taxes	$3.25	$3.07
General and administrative - cash component	0.79	0.81
Total operating expense - cash	$4.04	$3.88

General and administrative - non-cash stock compensation expense	$0.21	$0.24
Interest expense, net	$2.13	$2.26
Depreciation, depletion, and amortization	$16.71	$15.43
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased $623 million during the six months ended June 30, 2026, compared to the same period in 2025. This net increase was comprised of an additional $444 million from the 94% growth in production and a net increase of $179 million primarily from higher average oil prices received for our production during the six months ended June 30, 2026 compared to the same period in 2025.

Approximately 59% of the growth in production was attributable to the Sitio Acquisition and 40% was attributable to the 2025 Drop Down. The remainder of the growth is primarily from new wells added between periods. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Six Months Ended June 30,
	2026			2025
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$60	$2.50	5.2%	$27	$2.18	5.1%
Ad valorem taxes	18	0.75	1.6	11	0.89	2.1
Total production and ad valorem taxes	$78	$3.25	6.8%	$38	$3.07	7.2%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of royalty income for the six months ended June 30, 2026 decreased slightly from the same period in 2025 due primarily to current valuations reflecting lower 2025 commodity prices.

Depreciation, Depletion, and Amortization. The $210 million increase in depreciation, depletion, and amortization expense for the six months ended June 30, 2026, compared to the same period in 2025 consisted primarily of (i) $179 million from growth in production volumes, and (ii) $31 million due to an increase in the depletion rate to $16.71 per BOE for the six months ended June 30, 2026 compared to $15.43 per BOE for the same period in 2025, primarily from the addition of leasehold costs and reserves from the 2025 Drop Down and the Sitio Acquisition and partially offset by the decline in the depletion rate following the ceiling test impairment from the third and fourth quarters of 2025.

Interest Expense, Net. Interest expense, net increased $23 million for the six months ended June 30, 2026, compared to the same period in 2025 primarily due to (i) $44 million in additional expense incurred for our Guaranteed Senior Notes, and (ii) a decrease of $5 million in interest income, which were partially offset by interest cost savings of approximately $26 million due to the early termination of the Notes.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Gain (loss) on derivative instruments, net	$18	$3
Net cash receipts (payments) on derivatives	$36	$12

The $15 million increase in the gain on derivative instruments, net for the six months ended June 30, 2026, compared to the same period in 2025 consisted primarily of $33 million in additional cash receipts on settled natural gas basis swaps, partially offset by (i) $10 million in additional cash paid to settle oil contracts, (ii) a reduction of approximately $7 million in the value of our open natural gas contracts due primarily to changes in the differential between prices for Waha Hub and Henry Hub on our basis swaps, and (iii) other insignificant changes. See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at June 30, 2026.

Provision for (Benefit from) Income Taxes. The $72 million increase in income tax expense for the six months ended June 30, 2026, compared to the same period in 2025 primarily resulted from an increase in pre-tax income attributable to Viper and changes to the estimated deferred taxes recognized in connection with the closing of the Sitio Acquisition. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-Controlling Interest. The $182 million increase in net income attributable to non-controlling interest for the six months ended June 30, 2026, compared to the same period in 2025 was primarily due to (i) an increase in net income, and (ii) changes in the non-controlling interest in the Operating Company resulting from the Drop Down Equity Issuance and the issuance of OpCo Units to fund the Sitio Acquisition, which were partially offset by a dilution of the non-controlling interest following the 2025 Equity Offering and the 2026 Secondary Offering.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Historically, our primary sources of liquidity have been cash flow from operations, equity and debt offerings, borrowings under our Revolving Credit Facility, term loan agreements and proceeds from sales of non-core assets. Our primary uses of cash have been dividends to our stockholders, Operating Company distributions to the holders of OpCo Units, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties and repurchases of our Common Stock and OpCo Units.

Our working capital requirements are supported by our cash and cash equivalents and our Revolving Credit Facility. At June 30, 2026, we had $1.99 billion of liquidity consisting of $77 million in cash and cash equivalents and $1.91 billion in available borrowings under our Revolving Credit Facility. See “—Capital Resources” below for additional discussions of changes in our sources of cash.

We may draw on our Revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Note 10—Derivatives of the notes to the condensed consolidated financial statements.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by (used in) operating activities	$815	$373
Net cash provided by (used in) investing activities	478	(1,260)
Net cash provided by (used in) financing activities	(1,229)	888
Net increase (decrease) in cash and cash equivalents	$64	$1

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil, natural gas and natural gas liquids sold by our operators. The increase in net cash provided by operating activities during the six months ended June 30, 2026, compared to the same period in 2025 was primarily driven by an increase in royalty income, which was partially offset by (i) changes in our working capital accounts including the timing of when accounts receivable are collected and when payments are made on accounts payable, and (ii) an increase in certain cash payments, including for federal taxes, interest on our debt, and production and ad valorem taxes. See “—Results of Operations” for discussion of significant changes in our income and expenses.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2026, was primarily related to proceeds received from the Non-Permian Divestiture, partially offset by individually insignificant acquisitions of oil and natural gas properties. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional information on these transactions.

Net cash used in investing activities during the six months ended June 30, 2025, was primarily related to acquisitions of oil and natural gas properties in the 2025 Drop Down and from other third parties.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026, was primarily attributable to (i) $500 million paid for the retirement of the Term Loan, (ii) $494 million of dividends and dividend equivalent rights paid to holders of our OpCo Units and our Class A Common Stock, (iii) $228 million of securities repurchases under our repurchase program, and (iv) repayments, net of borrowings, of $10 million on our Revolving Credit Facility.

Net cash provided by financing activities during the six months ended June 30, 2025, was primarily attributable to proceeds of $1.2 billion from the 2025 Equity Offering and net borrowings of $64 million on our Revolving Credit Facility. These cash inflows were partially offset by $345 million of dividends paid to holders of our OpCo Units and our Class A Common Stock and $50 million paid for the redemption of principal outstanding on certain senior notes.

Capital Resources

The Revolving Credit Facility

On June 12, 2026, the Company, as the parent guarantor, and VNOM Sub, Inc., as a guarantor, entered into a first amendment to the Revolving Credit Agreement with Viper Energy Partners LP, as borrower, the lenders and other guarantors named therein and Wells Fargo Bank, National Association, as administrative agent, which among other things, (i) increased the total commitments under the Revolving Credit Agreement from $1.50 billion to $2.00 billion, and (ii) extended the maturity date from June 12, 2030, to June 12, 2031. We had $95 million in outstanding borrowings and $1.91 billion of availability at June 30, 2026.

See Note 6—Debt of the notes to the condensed consolidated financial statements for additional discussions of our debt.

Capital Requirements

Repurchases of Securities

On December 10, 2025, our board of directors expanded the repurchase program to include repurchases of our Class B Common Stock and OpCo Units in addition to our previously authorized Class A Common Stock. On February 18, 2026, our board of directors also approved an increase in our repurchase program authorization from $750 million to $1.75 billion, excluding the 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022. Since the inception of our repurchase program through July 31, 2026, we have repurchased an aggregate of 22,315,760 shares of our Class A Common Stock and 2,000,000 shares of our Class B Common Stock and OpCo Units for a total cost of $766 million, excluding any applicable excise tax, leaving approximately $984 million for future repurchases under the repurchase program. See Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements for further discussion of our stock repurchase program.

Second Quarter 2026 Cash Dividends and Return of Capital Update

The Operating Company will pay a cash dividend for the second quarter of 2026 in accordance with its distribution policy of $0.97 per OpCo Unit on August 20, 2026, to eligible holders of record at the close of business on August 13, 2026.

In addition to repurchases under our repurchase program, we will pay a cash dividend for the second quarter of 2026 of $0.67 per share of Class A Common Stock payable on August 20, 2026, to eligible holders of record at the close of business on August 13, 2026. The dividend to stockholders consists of a base quarterly dividend of $0.38 per share of Class A Common Stock and a variable quarterly dividend of $0.29 per share of Class A Common Stock.

We expect to continue paying quarterly cash dividends in respect of our Class A Common Stock and OpCo Units. However, beginning in the third quarter of 2026, we intend to transition away from our commitment to return at least 75% of cash available for distribution each quarter, and will increase the annual base dividend to $2.00 per share of our Class A Common Stock, which annual dividend will be payable in quarterly installments of $0.50 per share of our Class A Common Stock. The flexibility created by retaining excess cash flow will allow us to continue to opportunistically repurchase shares, reduce debt and pursue a disciplined mergers and acquisitions strategy, all of which we expect to compound value for our stockholders over the long term. Future dividends on Class A Common Stock and stock repurchases are not required and are at the discretion of the board of directors, who may change the dividend policy and/or share repurchase program at any time. See Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements for further discussion of the repurchase program and dividends.

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

In accordance with Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s condensed consolidated financial statements, the parent guarantee is “full and unconditional,” except that such guarantee will be released or terminated in certain circumstances set forth in the indentures governing the Guaranteed Senior Notes, and, subject to certain exceptions, the alternative disclosures specified in Rule 13-01 are provided, which include narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the issuer have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the issuer because the assets, liabilities and results of operations of the issuer are not materially different than the corresponding amounts in our condensed consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the repayment and termination of the Term Loan in the first quarter of 2026, information about market risks for the six months ended June 30, 2026 did not differ materially from that disclosed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. We are in the process of integrating the entities acquired in the Sitio Acquisition. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Our Class A Common Stock repurchase activity for the three months ended June 30, 2026, was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(3)
	(In millions, except per share amounts and shares in ones)
April 1, 2026 - April 30, 2026	96,943	$44.90	96,943	$1,140
May 1, 2026 - May 31, 2026	234,051	$44.93	234,051	$1,130
June 1, 2026 - June 30, 2026	2,644,086	$44.26	2,644,085	$1,013
Total	2,975,080	$44.34	2,975,079
(1)On December 10, 2025, our board of directors approved expanding the repurchase program to include repurchases of Class B Common Stock and OpCo Units. The Class B Common Stock and OpCo Units are not registered securities pursuant to Section 12 of the Exchange Act and as such repurchases of such unregistered securities are excluded from the shares listed in the table above. During March 2026, we repurchased 1,000,000 OpCo Units for an aggregate purchase price of approximately $46 million, or $45.69 per OpCo Unit, and canceled an equal number of shares of Class B Common Stock. The approximately $1.01 billion remaining under the repurchase program for future repurchases at June 30, 2026 in the table above gives effect to such repurchase of OpCo Units.
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

ITEM 5.     OTHER INFORMATION

Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended June 30, 2026.

Diamondback Executive Retirement Policy

Diamondback maintains an Executive Retirement Policy (the “Policy”) pursuant to which participants are entitled to receive certain payments and benefits upon the qualifying retirement of the participant. On August 1, 2026, the compensation committee of the Company’s board of directors approved the Policy solely as it relates to the treatment of Company equity awards, such that upon a qualifying retirement the participant will be entitled to:

•full accelerated vesting of all outstanding and unvested Company restricted stock units held by the participant that were granted on or after the effective date of the Policy; and

•continued eligibility to vest in all outstanding Company performance stock units held by the participant, based on actual achievement of applicable performance goals, for up to 12 months following the participant’s retirement date (or 24 months for participants with at least 15 years of employment).

The foregoing qualifying retirement payments and benefits are subject to the participant’s execution of a general release of claims and continued compliance with applicable restrictive covenants. Eligible participants include the following named executive officers of the Company who currently are officers: Kaes Van’t Hof (Chief Executive Officer), Teresa Dick (Chief Financial Officer), Al Barkmann (Chief Engineer) and Austen Gilfillian (President).

ITEM 6.     EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of New Viper (incorporated by reference to Exhibit 3.1 of New Viper’s Current Report on Form 8-K (File No. 001-42807), filed on May 19, 2026).
3.2
Certificate of Amendment to the Certificate of Incorporation of New Viper (incorporated by reference to Exhibit 3.2 of New Viper’s Current Report on Form 8-K12B (File No. 001-42807), filed on August 19, 2025).

3.3	Second Amended and Restated Certificate of Incorporation of New Viper (incorporated by reference to Exhibit 3.1 of New Viper’s Current Report on Form 8-K (File No. 001-42807), filed on May 19, 2026).
3.4	Second Amended and Restated Bylaws of New Viper (incorporated by reference to Exhibit 3.3 of New Viper’s Quarterly Report on Form 10-Q (File No. 001-42807), filed on November 5, 2025).
10.1#
First Amendment to Credit Agreement, dated as of June 12, 2026, by and among New Viper, VNOM Sub, Inc., Viper Energy Partners LP, as borrower, the lenders and guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of New Viper’s Current Report on Form 8-K (File No. 001-42807) filed on June 15, 2026).

22.1	List of Issuers and Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of New Viper’s Annual Report on Form 10-K (File No. 001-42807), filed on February 25, 2026.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY, INC.

		By:	VIPER ENERGY, INC.

Date:	August 5, 2026	By:	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer

Date:	August 5, 2026	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer