Form 10-Q
period 2026-09-30
Viper Energy, Inc.
filed 2026-11-04
CIK 2074176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, 192,668,368 shares of Class A Common Stock and 168,551,337 shares of Class B Common Stock of the registrant were outstanding.

VIPER ENERGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”) and our other periodic reports under the Exchange Act:

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO/d	One barrel of crude oil per day.
BOE	One barrel of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	One BOE per day.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Development well	A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross wells	The total wells in which a mineral interest is owned.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand BOE, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spud	Commencement of actual drilling operations.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas in western Texas and New Mexico.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

GLOSSARY OF CERTAIN OTHER TERMS

The following is a glossary of certain other terms that are used in this report and our other periodic reports under the Exchange Act:

ASU	Accounting Standards Update.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow and financial position; production levels on properties in which we have mineral and royalty interests; developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions (including the Riverbend Acquisition, 2026 Drop Down, McElroy Ranch Acquisition, Pending Buckhorn Acquisition (each, as defined below) or any other acquisitions or divestitures); and plans and objectives of management (including Diamondback’s plans for developing our acreage, our cash dividend policy and repurchases of our Common Stock, OpCo Units or Guaranteed Senior Notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors and our Annual Report on Form 10-K for the year ended December 31, 2025, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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
•failure to develop or acquire additional reserves and identify, complete or integrate acquisitions such as the recently completed Riverbend Acquisition (as defined below), the McElroy Ranch Acquisition (as defined below) or the Pending Buckhorn Acquisition (as defined below);
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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Viper Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts, shares in thousands)
Operating income:
Oil income	$557	$332	$1,567	$774
Natural gas income	19	15	36	40
Natural gas liquids income	80	46	207	110
Royalty income	656	393	1,810	924
Lease bonus income	4	8	29	19
Lease bonus income—related party	—	17	5	17
Other operating income	1	—	5	—
Total operating income	661	418	1,849	960
Costs and expenses:
Production and ad valorem taxes	44	27	122	65
Depreciation, depletion, and amortization	206	182	607	373
Impairment	—	360	—	360
General and administrative expenses	5	6	18	12
General and administrative expenses—related party	7	4	18	11
Other operating expenses	—	15	4	25
Total costs and expenses	262	594	769	846
Income (loss) from operations	399	(176)	1,080	114
Other income (expense):
Interest expense, net	(30)	(32)	(81)	(60)
Gain (loss) on derivative instruments, net	(31)	18	(13)	21
Other income (expense), net	1	(33)	(1)	(33)
Total other income (expense), net	(60)	(47)	(95)	(72)
Income (loss) before income taxes	339	(223)	985	42
Provision for (benefit from) income taxes	39	(26)	139	2
Net income (loss)	300	(197)	846	40
Net income (loss) attributable to non-controlling interest	160	(120)	467	5
Net income (loss) attributable to Viper Energy, Inc.	$140	$(77)	$379	$35

Net income (loss) attributable to common shares:
Basic	$0.72	$(0.52)	$1.99	$0.25
Diluted	$0.72	$(0.52)	$1.99	$0.25
Weighted average number of common shares outstanding:
Basic	193,988	148,882	189,721	133,741
Diluted	193,988	148,882	189,721	133,868

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2026	2025
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$10	$13
Royalty income receivable (net of allowance for credit losses)	496	262
Royalty income receivable—related party	19	88
Prepaid expenses and other current assets	43	50
Total current assets	568	413
Property:
Oil and natural gas properties:
Proved properties	10,102	9,746
Unproved properties	5,213	4,910
Other property, equipment and land	8	8
Accumulated depletion, depreciation, amortization and impairment	(3,062)	(2,455)
Total property and equipment, net	12,261	12,209
Deferred income taxes (net of allowances)	132	33
Other assets	41	16
Total assets	$13,002	$12,671
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities	$73	$107
Other current liabilities	23	4
Total current liabilities	96	111
Long-term debt, net	2,394	2,186
Other long-term liabilities	36	11
Total liabilities	2,526	2,308
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 193,043,950 shares issued and outstanding at September 30, 2026, and 170,942,687 shares issued and outstanding at December 31, 2025	—	—
Class B Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 168,551,337 shares issued and outstanding at September 30, 2026, and 187,023,698 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	5,386	4,726
Retained earnings (accumulated deficit)	(263)	(278)
Total Viper Energy, Inc. stockholders’ equity	5,123	4,448
Non-controlling interest	5,353	5,915
Total equity	10,476	10,363
Total liabilities and stockholders’ equity	$13,002	$12,671

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Cash flows from operating activities:
Net income (loss)	$846	$40
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(15)	(42)
Depreciation, depletion, and amortization	607	373
Impairment	—	360
(Gain) loss on derivative instruments, net	13	(21)
Net cash receipts (payments) on derivatives	23	23
Other	12	42
Changes in operating assets and liabilities:
Royalty income receivable	(223)	(40)
Royalty income receivable—related party	69	(33)
Accrued liabilities	(46)	(40)
Other	(24)	(8)
Net cash provided by (used in) operating activities	1,262	654
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(964)	(1,484)
Acquisitions of oil and natural gas properties—related party	(12)	(873)
Proceeds from sale of oil and natural gas properties	612	—
Net cash provided by (used in) investing activities	(364)	(2,357)
Cash flows from financing activities:
Proceeds from debt	1,480	3,090
Repayments of debt	(1,275)	(1,568)
Net proceeds from public offering	—	1,232
Repurchases of shares of Class A Common Stock as part of the repurchase program	(272)	(100)
Repurchases of OpCo Units as part of the repurchase program	(46)	—
Dividends to stockholders	(363)	(228)
Dividends to Diamondback	(353)	(258)
Dividends to other non-controlling interest	(73)	(25)
Other	1	(24)
Net cash provided by (used in) financing activities	(901)	2,119
Net increase (decrease) in cash, cash equivalents and restricted cash	(3)	416
Cash, cash equivalents and restricted cash at beginning of period	13	27
Cash, cash equivalents and restricted cash at end of period	$10	$443

Supplemental disclosure of cash flow information:
Interest paid	$(102)	$(48)
Cash paid for income taxes, net of refunds:
Federal	$(159)	$(47)
State	$(1)	$(1)

Supplemental disclosure of non-cash transactions:
Class A Common Stock issued for acquisition	$(152)	$(1,435)
OpCo Units issued for acquisitions	$—	$(1,445)
OpCo Units issued to related party	$(126)	$(3,618)

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2025	170,943	187,024	$4,726	$(278)	$5,915	$10,363
Repurchases of shares of Class A Common Stock under repurchase program	(1,210)	—	(50)	—	—	(50)
Repurchases of OpCo Units and cancellation of Class B Common Stock under repurchase program	—	(1,000)	—	—	(46)	(46)
Exchange of Class B Common Stock and OpCo Units to Class A Common Stock	24,560	(21,213)	786	—	(786)	—
Dividends to stockholders	—	—	—	(100)	—	(100)
Dividends to Diamondback	—	—	—	—	(93)	(93)
Dividends to other non-controlling interest	—	—	—	—	(20)	(20)
Equity-based compensation	—	—	2	—	—	2
Issuance of shares upon vesting of equity awards	19	—	—	—	—	—
Cash paid for tax withholding on vested equity awards	—	—	(1)	—	—	(1)
Change in ownership of consolidated subsidiaries, net	—	—	(68)	—	163	95
Net income (loss)	—	—	—	97	118	215
Balance at March 31, 2026	194,312	164,811	5,395	(281)	5,251	10,365
Repurchases of shares of Class A Common Stock under repurchase program	(2,975)	—	(132)	—	—	(132)
Exchange of Class B Common Stock and OpCo Units to Class A Common Stock	21	(21)	1	—	(1)	—
Dividends to stockholders	—	—	—	(133)	—	(133)
Dividends to Diamondback	—	—	—	—	(122)	(122)
Dividends to other non-controlling interest	—	—	—	—	(25)	(25)
Equity-based compensation	—	—	3	—	—	3
Issuance of shares upon vesting of equity awards	25	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	41	—	(51)	(10)
Other	—	—	—	(1)	6	5
Net income (loss)	—	—	—	142	189	331
Balance at June 30, 2026	191,383	164,790	5,308	(273)	5,247	10,282
Common shares issued for acquisition	3,691	—	152	—	—	152
OpCo Units issued to related party	—	3,815	—	—	126	126
Repurchases of shares of Class A Common Stock under repurchase program	(2,084)	—	(90)	—	—	(90)
Exchange of Class B Common Stock and OpCo Units to Class A Common Stock	54	(54)	2	—	(2)	—
Dividends to stockholders	—	—	—	(130)	—	(130)
Dividends to Diamondback	—	—	—	—	(138)	(138)
Dividends to other non-controlling interest	—	—	—	—	(28)	(28)
Equity-based compensation	—	—	3	—	—	3
Change in ownership of consolidated subsidiaries, net	—	—	11	—	(12)	(1)
Net income (loss)	—	—	—	140	160	300
Balance at September 30, 2026	193,044	168,551	$5,386	$(263)	$5,353	$10,476
(1)The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - (Continued)
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2024	102,977	85,431	$1,569	$118	$2,220	$3,907
Common shares issued for acquisition	—	2,400	—	—	—	—
OpCo Units issued for acquisition	—	—	—	—	119	119
Net proceeds from the issuance of Common Stock	28,336	—	1,232	—	—	1,232
Dividends to stockholders	—	—	—	(85)	—	(85)
Dividends to Diamondback	—	—	—	—	(59)	(59)
Dividends to other non-controlling interest	—	—	—	—	(9)	(9)
Equity-based compensation	—	—	1	—	—	1
Issuance of shares upon vesting of equity awards	10	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(236)	—	300	64
Net income (loss)	—	—	—	75	78	153
Balance at March 31, 2025	131,323	87,831	2,566	108	2,649	5,323
Common shares issued to related party	—	69,627	—	—	—	—
OpCo Units issued to related party	—	—	—	—	3,618	3,618
Repurchases of shares of Class A Common Stock under repurchase program	(256)	—	(10)	—	—	(10)
Dividends to stockholders	—	—	—	(75)	—	(75)
Dividends to Diamondback	—	—	—	—	(109)	(109)
Dividends to other non-controlling interest	—	—	—	—	(8)	(8)
Equity-based compensation	—	—	2	—	—	2
Change in ownership of consolidated subsidiaries, net	—	—	792	—	(1,006)	(214)
Net income (loss)	—	—	—	37	47	84
Balance at June 30, 2025	131,067	157,458	3,350	70	5,191	8,611
Common shares issued for acquisition	38,536	35,620	1,435	—	—	1,435
OpCo Units issued for acquisition	—	—	—	—	1,326	1,326
Repurchases of shares of Class A Common Stock under repurchase program	(2,358)	—	(90)	—	—	(90)
Exchange of Class B Common Stock and OpCo Units to Class A Common Stock	2,000	(2,000)	74	—	(74)	—
Dividends to stockholders	—	—	—	(68)	—	(68)
Dividends to Diamondback	—	—	—	—	(90)	(90)
Dividends to other non-controlling interest	—	—	—	—	(8)	(8)
Equity-based compensation	—	—	2	—	—	2
Issuance of shares upon vesting of equity awards	16	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(75)	—	96	21
Other	—	—	—	(1)	—	(1)
Net income (loss)	—	—	—	(77)	(120)	(197)
Balance at September 30, 2025	169,261	191,078	$4,696	$(76)	$6,321	$10,941
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

On August 19, 2025, upon completion of the Sitio Acquisition (as defined and discussed in Note 4—Acquisitions and Divestitures), VNOM Sub, Inc. (formerly known as Viper Energy, Inc., “Former Viper”) became a wholly owned subsidiary of Viper Energy, Inc. (formerly known as New Cobra Pubco, Inc., “New Viper”), as a result of a merger contemplated by the documents governing the Sitio Acquisition (such merger, the “Viper PubCo Merger”).

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

On December 23, 2025, the Company completed an internal reorganization (the “Reorganization”), pursuant to which, among other things, each outstanding OpCo Unit of Viper Energy Partners LLC, a Delaware limited liability company and Viper’s operating subsidiary (“Old OpCo”), was converted into an equivalent OpCo Unit issued by a newly formed subsidiary of Viper, VNOM Holding Company LLC (“New OpCo”).

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

As of September 30, 2026, Viper, through its subsidiaries, owned approximately 52.4% of the outstanding OpCo Units and was the managing member of OpCo.

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

As of September 30, 2026, Diamondback beneficially owned approximately 39.6% of the outstanding voting power of the Company’s Common Stock on a fully diluted basis after giving effect to the outstanding TWR Class B Option (as defined and discussed in Note 7—Stockholders’ Equity).

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

Related Party Transactions

Royalty Income Receivable

As of September 30, 2026 and December 31, 2025, Diamondback, either directly or through its consolidated subsidiaries, owed the Company $19 million and $88 million, respectively, for royalty income received from third parties for the Company’s production, which had not yet been remitted to the Company.

Lease Bonus Income

Diamondback and its subsidiaries paid the Company $5 million of lease bonus income for eight new leases covering 148 acres in Martin, Midland and Pecos Counties, Texas during the nine months ended September 30, 2026. Lease bonus income from Diamondback for the three months ended September 30, 2026 was immaterial. Diamondback paid the Company $17 million of lease bonus income for 10 new leases covering 1,948 acres in Howard, Martin and Reagan Counties, Texas during the three months ended September 30, 2025 and $17 million of lease bonus income for 13 new leases covering 1,961 acres in Howard, Martin, Midland and Reagan Counties, Texas during the nine months ended September 30, 2025.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	September 30,	December 31,
	2026	2025
	(In millions)
Interest payable	$18	$39
Ad valorem taxes payable	24	34
Derivative settlements payable	5	—
2026 WTI Contingent Liability	—	20
Deferred consideration payable	16	—
Other	10	14
Total accrued liabilities	$73	$107

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There were no new accounting pronouncements adopted during the three and nine months ended September 30, 2026.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following tables disaggregate the Company’s revenue from oil, natural gas and natural gas liquids by revenue generated from production on properties operated by Diamondback and revenue generated from production on properties operated by third parties:

	Three Months Ended September 30,
	2026			2025
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$244	$313	$557	$174	$158	$332
Natural gas income	16	3	19	9	6	15
Natural gas liquids income	40	40	80	30	16	46
Total royalty income	$300	$356	$656	$213	$180	$393

	Nine Months Ended September 30,
	2026			2025
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$731	$836	$1,567	$438	$336	$774
Natural gas income	30	6	36	26	14	40
Natural gas liquids income	108	99	207	71	39	110
Total royalty income	$869	$941	$1,810	$535	$389	$924

4.    ACQUISITIONS AND DIVESTITURES

2026 Activity

Pending Buckhorn Acquisition

On September 14, 2026, the Company and Viper Energy Partners LP, an indirect wholly owned subsidiary of the Company, entered into a definitive purchase and sale agreement to acquire, from third-party sellers, mineral and royalty interests representing approximately 1,552 net royalty acres in the Permian Basin for aggregate consideration consisting of (i) approximately $280 million in cash, subject to customary closing adjustments, and (ii) 1,844,168 shares of Class A Common Stock (the “Pending Buckhorn Acquisition”). The Pending Buckhorn Acquisition is expected to close during the fourth quarter of 2026, subject to the satisfaction of customary closing conditions.

McElroy Ranch Acquisition

In two separate but related transactions in September 2026, the Company acquired, from third-party sellers, mineral and royalty interests representing approximately 7,359 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $529 million, subject to customary post-closing adjustments and including certain transaction costs and $49 million of deferred consideration payable in equal quarterly installments through June 2029 (collectively, the “McElroy Ranch Acquisition”). Approximately $16 million of the deferred consideration payable is reflected in the caption “Accrued liabilities” on the Company’s condensed consolidated balance sheet at September 30, 2026, and approximately $33 million is reflected in the caption “Other long-term liabilities.” The Company funded the initial cash consideration for the transactions through a combination of cash on hand and borrowings under the Company’s Revolving Credit Facility (as defined and discussed in Note 6—Debt).

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
2026 Drop Down

On September 1, 2026, the Company, as parent, and Viper Energy Partners LP, as buyer, acquired approximately 1,000 net royalty acres in the Permian Basin from Diamondback and related subsidiaries in exchange for 3,815,459 OpCo Units and an equivalent number of shares of the Company’s Class B Common Stock (collectively, the “2026 Drop Down Equity Issuance”) (the “2026 Drop Down”), subject to transaction costs and customary post-closing adjustments.

The Company issued the shares of Class B Common Stock in the 2026 Drop Down in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

The 2026 Drop Down was accounted for as a transaction between entities under common control with the acquired properties recorded at Diamondback’s historical carrying value of $126 million in the Company’s condensed consolidated balance sheet.

Riverbend Acquisition

On July 1, 2026, the Company and Viper Energy Partners LP acquired all of the equity interests of Riverbend Oil & Gas IX, L.L.C., an entity owning certain mineral and royalty interests, from Riverbend Oil & Gas IX (AIV), L.L.C. and ROG IX, L.L.C. (collectively, “Riverbend”) for consideration consisting of (i) approximately $347 million in cash, including certain transaction costs, and (ii) 3,691,796 shares of the Company’s Class A Common Stock, in each case, subject to customary post-closing adjustments (the “Riverbend Acquisition”).

The mineral and royalty interests acquired in the Riverbend Acquisition represent approximately 2,772 net royalty acres in the Permian Basin with expected next 12 months’ average oil production of approximately 2,000 BO/d.

The Company funded the cash portion of the Riverbend Acquisition through a combination of cash on hand and borrowings under the Company’s Revolving Credit Facility.

Divestiture of Non-Permian Assets

On February 9, 2026, the Company divested all of its non-Permian assets, including those acquired from Sitio Royalties Corp. (“Sitio”), to an affiliate of GRP Energy Capital LLC and Warwick Capital Partners LLP for net cash proceeds of approximately $610 million, subject to transaction costs and customary post-closing adjustments (the “Non-Permian Divestiture”). The divested properties consisted of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with then-current production of approximately 4,750 BO/d. Proceeds from the Non-Permian Divestiture were used (i) to repay the Company’s $500 million Term Loan (as defined and discussed in Note 6—Debt) in full, (ii) to fully repay $90 million of then-outstanding borrowings under the Revolving Credit Facility, and (iii) for general corporate purposes.

Other Acquisitions

During the nine months ended September 30, 2026, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing approximately 631 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $112 million, subject to customary post-closing adjustments. Additionally, during the nine months ended September 30, 2026, the Company acquired mineral and royalty interests from Diamondback representing approximately 59 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $12 million, subject to customary post-closing adjustments.

2025 Significant Activity

Sitio Acquisition

On August 19, 2025, the Company completed a series of transactions in which New Viper acquired Sitio, Sitio Royalties Operating Partnership, LP (“Sitio OpCo”) and their respective subsidiaries, pursuant to the Agreement and Plan of Merger, dated June 2, 2025, by and among Former Viper, the Operating Company, Sitio, Sitio OpCo, New Viper, Cobra Merger Sub, Inc. and Scorpion Merger Sub, Inc. (the “Sitio Acquisition”). The Sitio Acquisition was an all-equity transaction valued at approximately $4.0 billion, including transaction costs, customary post-closing adjustments and the partial retirement

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
of Sitio’s net debt of approximately $1.2 billion. The Company funded the retirement of Sitio’s net debt through a combination of cash on hand, proceeds from the issuance of the Guaranteed Senior Notes and borrowings under the Term Loan (as defined and discussed in Note 6—Debt).

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

2025 Drop Down

On May 1, 2025, the Company acquired all of the issued and outstanding equity interests of certain Diamondback subsidiaries for consideration consisting of (i) approximately $873 million in cash, including customary post-closing adjustments, and (ii) the issuance of 69,626,640 OpCo Units and an equivalent number of shares of the Company’s Class B Common Stock (collectively, the “2025 Drop Down Equity Issuance”) (the “2025 Drop Down”).

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

The Company funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the 2025 Equity Offering (as defined and discussed in Note 7—Stockholders’ Equity) and borrowings under the Revolving Credit Facility. The 2025 Drop Down was accounted for as a transaction between entities under common control, with the Endeavor Mineral and Royalty Interests recorded at the seller’s historical carrying value in the Company’s condensed consolidated balance sheet.

For more discussion of the Company’s acquisitions completed during 2025, see Note 4—Acquisitions and Divestitures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
5.    OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties include the following for the periods presented:

	September 30,	December 31,
	2026	2025
	(In millions)
Oil and natural gas properties:
Proved properties	$10,102	$9,746
Unproved properties(1)	5,213	4,910
Gross oil and natural gas properties	15,315	14,656
Accumulated depletion	(2,173)	(1,567)
Accumulated impairment	(888)	(888)
Oil and natural gas properties, net	12,254	12,201
Other property, equipment and land	8	8
Accumulated depreciation	(1)	—
Total property and equipment, net	$12,261	$12,209
(1)Unevaluated properties not subject to depletion under full cost pool accounting.

As of September 30, 2026, and December 31, 2025, the Company had mineral and royalty properties representing approximately 98,098 and 96,003 net royalty acres, respectively.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. No impairment expense was recorded on the Company’s proved oil and natural gas properties for the three and nine months ended September 30, 2026 based on the results of its ceiling tests. The Company recorded a non-cash ceiling test impairment of $360 million for the three and nine months ended September 30, 2025 as a result of its ceiling tests. In addition to commodity prices, the Company’s production rates, levels of proved reserves, transfers of unevaluated properties, income tax rate assumptions and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If future SEC Prices decline as compared to the commodity prices used in prior quarters, the Company could have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2026	2025
	(In millions)
4.900% Senior Notes due 2030	$500	$500
5.700% Senior Notes due 2035	1,100	1,100
Term Loan	—	500
Revolving Credit Facility	810	105
Unamortized debt issuance costs	(12)	(15)
Unamortized discount costs	(4)	(4)
Total long-term debt	$2,394	$2,186

The Revolving Credit Facility

On June 12, 2026, the Company, as the parent guarantor, and VNOM Sub, Inc., as a guarantor, entered into the first amendment to the former credit agreement (the “2025 Revolving Credit Facility” and as amended, the “Revolving Credit Agreement”) with Viper Energy Partners LP, as borrower, the lenders and other guarantors named therein and Wells Fargo

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Bank, National Association, as administrative agent, which among other things (i) increased the total commitments provided by the credit facility under the Revolving Credit Agreement from $1.50 billion to $2.00 billion (such facility, the “Revolving Credit Facility”), and (ii) extended the maturity date from June 12, 2030, to June 12, 2031. As of September 30, 2026, there was $810 million in outstanding borrowings and $1.19 billion available for future borrowings under the Revolving Credit Facility. The weighted average interest rates on the Revolving Credit Facility were 5.20% and 5.83% for the three months ended September 30, 2026 and 2025, respectively, and 5.19% and 6.21% for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company was in compliance with all financial maintenance covenants under the Revolving Credit Agreement.

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

7.    STOCKHOLDERS’ EQUITY

At September 30, 2026, the Company had a total of 193,043,950 shares of Class A Common Stock issued and outstanding and 168,551,337 shares of Class B Common Stock issued and outstanding. Additionally, at September 30, 2026, Tumbleweed Royalty IV, LLC (“TWR IV”) held 6,746,384 OpCo Units and the option, but not the obligation, to acquire an equivalent number of shares of the Company’s Class B Common Stock (the “TWR Class B Option”).

Members of New OpCo (other than the Company and its wholly owned subsidiaries) have the right, subject to certain limitations, to require the Company to redeem all or a portion of the shares of the Company’s Class B Common Stock held by such member, together with an equal number of OpCo Units (one share of Class B Common Stock together with one OpCo Unit) in exchange for an equivalent number of shares of the Company’s Class A Common Stock. In lieu of any such redemption, the Company may, in its sole discretion and subject to the approval of the Audit Committee of the Company’s board of directors, offer to purchase some or all of the tendered shares of Class B Common Stock and OpCo Units for cash subject to the terms and conditions included in the Amended and Restated Limited Liability Company Agreement of New OpCo. TWR IV may exchange its OpCo Units directly for an equivalent number of shares of the Company’s Class A Common Stock, and any OpCo Units so exchanged will reduce the number of shares of Class B Common Stock subject to the TWR Class B Option.

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

On March 19, 2026, the Underwriters exercised a portion of the Underwriter Option and purchased an additional 954,809 shares of Class A Common Stock (the “Shoe Exercise”). To effect the offering of additional shares pursuant to the Shoe Exercise, Diamondback and the Sitio OpCo Former Equity Holders collectively exchanged 954,809 shares of the Company’s Class B Common Stock and an equivalent number of OpCo Units for 954,809 shares of the Company’s Class A Common Stock. Viper did not receive any proceeds from the sale of shares in the 2026 Secondary Offering or the Shoe Exercise. Pursuant to the Company’s registration rights agreements, the Company paid all expenses relating to the registration,

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
offering and listing of the shares sold in the 2026 Secondary Offering and Shoe Exercise, except that the Selling Stockholders paid the discounts and commissions of the Underwriters, any transfer taxes and certain attorneys’ fees.

The following table presents the beneficial ownership of Common Stock and OpCo Units as of September 30, 2026:

	As of September 30, 2026
	Shares of Common Stock Beneficially Owned	Percentage Ownership(1)	OpCo Units Beneficially Owned	Percentage Ownership
Public equity holders of Class A Common Stock	193,043,950	52.4%	—	—%
Viper and subsidiaries	—	—	193,043,950	52.4
Diamondback and subsidiaries	145,972,177	39.6	145,972,177	39.6
Sitio OpCo Former Equity Holders	21,263,630	5.8	21,263,630	5.8
TWR IV(1)	6,746,384	1.8	6,746,384	1.8
EnCap	1,315,530	0.4	1,315,530	0.4
Total Ownership(1)	368,341,671	100.0%	368,341,671	100.0%
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

During the three months ended September 30, 2026, the Company repurchased approximately $90 million of its Class A Common Stock. During the nine months ended September 30, 2026, the Company repurchased approximately (i) $272 million of its Class A Common Stock, and (ii) $46 million of its OpCo Units related to the repurchase of 1,000,000 OpCo Units from affiliates of Oaktree Capital Management, L.P. (“Oaktree”) in conjunction with the 2026 Secondary Offering. Concurrently, a corresponding number of shares of the Company’s Class B Common Stock owned by Oaktree were canceled. The Company repurchased approximately $90 million and $100 million of its Class A Common Stock during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, approximately $923 million remained available under the repurchase program, excluding excise tax.

Cash Dividends

The board of directors of the Company has established a dividend policy, whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to holders of the OpCo Units. Historically, Viper has in turn distributed all or a portion of the available cash it receives from the Operating Company to holders of its Class A Common Stock through base and variable dividends that take into account capital returned to stockholders via its repurchase program. During 2025 and the first half of 2026, the Company had committed to return at least 75% of cash available for distribution each quarter to investors. Beginning in the third quarter of 2026, the Company removed the previous return of capital threshold and increased its annual base dividend to $2.00 per share of Class A Common Stock. The annual dividend will be payable in quarterly installments of $0.50 per share of Class A Common Stock beginning with the dividend payable for the third quarter of 2026. Future dividends on Class A Common Stock are not required and are at the discretion of the board of directors, who may change the dividend policy at any time.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents information regarding cash dividends paid during the periods presented (in millions except per share amounts):

	Distributions
Period	Amount per OpCo Unit	Operating Company Distributions to Non-Controlling Interests	Amount per Class A Common Share	Class A Common Stockholders	Declaration Date	Class A Common Stockholder Record Date	Payment Date
2026
Q4 2025	$0.65	$113	$0.52	$100	February 18, 2026	March 5, 2026	March 12, 2026
Q1 2026	$0.86	$147	$0.68	$133	April 29, 2026	May 14, 2026	May 21, 2026
Q2 2026	$0.97	$166	$0.67	$130	July 30, 2026	August 13, 2026	August 20, 2026
2025
Q4 2024	$0.69	$68	$0.65	$85	January 30, 2025	March 6, 2025	March 13, 2025
Q1 2025	$0.70	$117	$0.57	$75	May 1, 2025	May 15, 2025	May 22, 2025
Q2 2025	$0.59	$98	$0.53	$68	July 31, 2025	August 14, 2025	August 21, 2025

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

The following table summarizes the changes in the Company’s stockholders’ equity due to changes in ownership interest of subsidiaries during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net income (loss) attributable to the Company	$140	$(77)	$379	$35
Transfers from the non-controlling interest:
Increase in additional paid-in capital due to exchange of Class B Common Stock and OpCo Units into shares of Class A Common Stock	2	74	789	74
Other transfers to the non-controlling interest, net	11	(75)	(16)	481
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$153	$(78)	$1,152	$590

8.    EARNINGS PER COMMON SHARE

The net income (loss) per common share on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Company’s Class A Common Stock for the three and nine months ended September 30, 2026, and 2025.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to the period	$140	$(77)	$379	$35
Less: distributed and undistributed earnings allocated to participating securities(1)	—	1	1	1
Net income (loss) attributable to common stockholders	$140	$(78)	$378	$34
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	193,988	148,882	189,721	133,741
Effect of dilutive securities:
Potential common shares issuable(2)	—	—	—	127
Diluted weighted average common shares outstanding	193,988	148,882	189,721	133,868
Net income (loss) per common share, basic	$0.72	$(0.52)	$1.99	$0.25
Net income (loss) per common share, diluted	$0.72	$(0.52)	$1.99	$0.25
(1)Unvested restricted stock units and performance restricted stock units that contain non-forfeitable dividend equivalent rights are considered participating securities and are therefore included in the earnings per share calculation pursuant to the two-class method.
(2)For the three months ended September 30, 2026 and the nine months ended September 30, 2026 and 2025, there were no other significant potential common shares excluded from the computation of diluted earnings per common share. For the three months ended September 30, 2025, 48,573 potential common shares were excluded from the computation of diluted earnings per common share because their inclusion would have been anti-dilutive as a result of recording a net loss attributable to the common shareholders for the period.

9.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$39	$(26)	$139	$2
Effective tax rate	11.5%	11.7%	14.1%	4.8%

The Company’s effective income tax rate for the nine months ended September 30, 2026, differed from the amount computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and changes to the estimated deferred taxes recognized in connection with the closing of the Sitio Acquisition. The Company’s effective income tax rates for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025, differed from the amounts computed by applying the United States federal statutory tax rate to pre-tax income for the periods primarily due to net income attributable to the non-controlling interest.

During the nine months ended September 30, 2026, the Company recognized an $84 million increase in its deferred tax asset through additional paid-in capital, including $61 million in connection with the 2026 Secondary Offering.

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

Commodity Contracts

The Company historically has used fixed price swap contracts, fixed price basis swap contracts, deferred premium puts, roll swaps and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income.

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

As of September 30, 2026, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Oct. - Dec.	2026	Roll Swaps	15,000	WTI Cushing	$3.97	$—	$—
NATURAL GAS
Oct. - Dec.	2026	Basis Swaps(1)	80,000	Waha Hub	$(1.74)	$—	$—
Jan. - Dec.	2027	Basis Swaps(1)	50,000	Waha Hub	$(1.40)	$—	$—
Oct. - Dec.	2026	Costless Collar	60,000	Henry Hub	$—	$2.75	$6.64
(1)The Company’s fixed price basis swaps for natural gas are for the spread between the Waha Hub natural gas price and the Henry Hub natural gas price. The weighted average differential for the natural gas basis swap contracts represents the amount of reduction to the Waha Hub natural gas price for the notional volumes covered by the contracts.

					Puts
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Average Strike Price	Average Deferred Premium
OIL
Oct. - Dec.	2026	Puts	50,000	WTI Cushing	$50.00	$(1.32)
Jan. - Mar.	2027	Puts	50,000	WTI Cushing	$50.00	$(1.36)
Apr. - Jun.	2027	Puts	40,000	WTI Cushing	$50.00	$(1.36)
Jul. - Sep.	2027	Puts	30,000	WTI Cushing	$50.00	$(1.36)
Oct. - Dec.	2027	Puts	15,000	WTI Cushing	$50.00	$(1.33)
Oct. - Dec.	2026	Basis Puts	30,000	WTI - Brent	$(45.00)	$(1.48)

Contingent Liability

The Company completed multiple acquisitions during 2024 with TWR IV, TWR IV SellCo Parent, LLC, Tumbleweed-Q Royalties, LLC, MC TWR Royalties, LP and MC TWR Intermediate, LLC. The terms of these acquisitions included provisions for contingent cash consideration based on the average price of WTI sweet crude oil prompt month futures contracts for the calendar year 2025 (the “2026 WTI Contingent Liability”), which resulted in the Company making an aggregate payment of $20 million in January 2026. The changes in fair value of the 2026 WTI Contingent Liability were

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$(31)	$13	$(13)	$15
2026 WTI Contingent Liability	—	2	—	3
Treasury locks	—	3	—	3
Total	$(31)	$18	$(13)	$21

Net cash receipts (payments) on derivatives:
Commodity contracts	$(13)	$8	$23	$20
Treasury locks	—	3	—	3
Total	$(13)	$11	$23	$23

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

The fair values of the Company’s commodity derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes and time to maturity. The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The fair value of the 2026 WTI Contingent Liability was estimated using observable market data and a Monte Carlo pricing model, which are considered Level 2 inputs in the fair value hierarchy.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following tables provide (i) the condensed consolidated balance sheet captions where the Company’s commodity derivative instrument assets and liabilities and for 2025, the 2026 WTI Contingent Liability are recorded, (ii) fair value measurement information, (iii) the gross amounts of recognized assets and liabilities, (iv) the amounts offset under master netting arrangements with counterparties, and (v) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
Balance Sheet Classification	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Prepaid expenses and other current assets	$—	$9	$—	$9	$(8)	$1
Other assets	$—	$6	$—	$6	$(3)	$3
Liabilities:
Other current liabilities	$—	$27	$—	$27	$(8)	$19
Other long-term liabilities	$—	$3	$—	$3	$(3)	$—

	As of December 31, 2025
Balance Sheet Classification	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Prepaid expenses and other current assets	$—	$37	$—	$37	$(9)	$28
Liabilities:
Other current liabilities	$—	$9	$—	$9	$(9)	$—
Accrued liabilities (2026 WTI Contingent Liability)	$—	$20	$—	$20	$—	$20
Other long-term liabilities	$—	$7	$—	$7	$—	$7

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt	$2,394	$2,356	$2,186	$2,233

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include mineral and royalty interests acquired in asset acquisitions.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Fair Value of Financial Assets

The Company has other financial instruments consisting of cash and cash equivalents, royalty income receivables, income tax receivables, certain prepaid expenses and other current assets, accrued liabilities and income taxes payable. The carrying value of these instruments approximates their fair values because of the short-term nature of the instruments.

12.    COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of its business. While the ultimate outcome of the pending proceedings, disputes or claims and any resulting impact on the Company cannot be predicted with certainty, the Company’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Company’s assessment. The Company records accrued liabilities for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

13.    SUBSEQUENT EVENTS

Cash Dividend

On October 30, 2026, our board of directors approved a cash dividend for the third quarter of 2026 of $0.50 per share of Class A Common Stock and $0.73 per OpCo Unit, in each case, payable on November 19, 2026, to holders of record at the close of business on November 12, 2026.

14.    SEGMENT INFORMATION

The Company is managed on a consolidated basis as a single operating and reportable segment which is focused on owning and acquiring mineral and royalty interests primarily in the Permian Basin. The Company’s operating segment primarily derives its revenue from customers through the receipt of royalty income on the sale of oil and natural gas products as well as other immaterial service contracts. See Note 3—Revenue from Contracts with Customers for further discussion of the Company’s sources of revenue.

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

Recent Developments

Pending Buckhorn Acquisition

On September 14, 2026, we and Viper Energy Partners LP entered into a definitive purchase and sale agreement to acquire, from third-party sellers, mineral and royalty interests representing approximately 1,552 net royalty acres in the Permian Basin for aggregate consideration consisting of (i) approximately $280 million in cash, subject to customary closing adjustments, and (ii) 1,844,168 shares of Class A Common Stock. The Pending Buckhorn Acquisition is expected to close during the fourth quarter of 2026, subject to the satisfaction of customary closing conditions.

McElroy Ranch Acquisition

In two separate but related transactions in September 2026, we acquired, from third-party sellers, mineral and royalty interests representing approximately 7,359 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $529 million, subject to customary post-closing adjustments and including certain transaction costs and $49 million of deferred consideration payable in equal quarterly installments through June 2029.

2026 Drop Down

On September 1, 2026, we acquired approximately 1,000 net royalty acres in the Permian Basin from Diamondback and related subsidiaries in exchange for the 2026 Drop Down Equity Issuance, subject to transaction costs and customary post-closing adjustments.

Riverbend Acquisition

On July 1, 2026, we and Viper Energy Partners LP acquired all of the equity interests of Riverbend Oil & Gas IX, L.L.C. from Riverbend for consideration consisting of (i) approximately $347 million in cash, including certain transaction costs, and (ii) 3,691,796 shares of our Class A Common Stock, in each case, subject to customary post-closing adjustments. The mineral and royalty interests acquired in the Riverbend Acquisition represent approximately 2,772 net royalty acres in the Permian Basin with expected next 12 months’ average oil production of approximately 2,000 BO/d.

2026 Secondary Offering

On March 4, 2026, we completed the 2026 Secondary Offering, which authorized the Selling Stockholders to sell an aggregate of (i) 17,391,304 shares of Class A Common Stock, and (ii) up to an additional 2,608,696 shares of Class A Common Stock at the public offering price of $45.90 per share. On March 19, 2026, the Underwriters exercised a portion of the Underwriter Option and purchased an additional 954,809 shares of Class A Common Stock. We did not receive any proceeds from the 2026 Secondary Offering or the Shoe Exercise.

Divestiture of Non-Permian Assets

On February 9, 2026, we completed the Non-Permian Divestiture for net cash proceeds of approximately $610 million, subject to transaction costs and customary post-closing adjustments. The divested properties consisted of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with then-current production of approximately 4,750 BO/d. Proceeds from the Non-Permian Divestiture were used to (i) repay the $500 million Term Loan in full, (ii) fully repay $90 million of then-outstanding borrowings under our Revolving Credit Facility, and (iii) for general corporate purposes.

At September 30, 2026, our footprint of mineral and royalty interests totaled approximately 98,098 net royalty acres, approximately 38% of which are operated by Diamondback.

See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional information on our acquisitions and divestitures.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Geopolitical conflicts, tariffs or other trade barriers and any resulting trade tensions, regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to U.S. energy and monetary policies, extreme weather conditions, changes in OPEC+ production levels and other substantially variable factors influence market conditions for these products. For example, as a result of the ongoing conflict in the Middle East, in 2026 the global crude oil market has shifted between supply-demand surpluses and deficits, due to material reductions in crude oil and refined products from the markets, creating additional volatility in benchmark crude oil prices compared to the prior year. These factors are beyond our control and are difficult to predict. During the nine months ended September 30, 2026 and 2025, WTI prices averaged $83.91 and $66.65 per Bbl, respectively, and Henry Hub prices averaged $3.09 and $3.48 per MMBtu, respectively.

Production and Operational Update

As of September 30, 2026, there were 104 gross rigs operating on our mineral and royalty acreage, 11 of which are operated by Diamondback. Through the third quarter, average daily oil production grew more than six percent quarter over quarter due to recent acquisitions and continued development activity from both Diamondback and our third-party operators. The McElroy Ranch Acquisition and the Pending Buckhorn Acquisition added nearly 60 net locations across two largely undeveloped assets. We now expect our full year 2026 production guidance to range from approximately 137 MBOE/d to 138 MBOE/d, compared with our prior guidance of 132.5 MBOE/d to 135 MBOE/d.

The following table summarizes our gross well information for the third quarter ended September 30, 2026:

	Diamondback Operated	Third-Party Operated	Total
Q3 2026 horizontal wells turned to production(1):
Gross wells	123	566	689
Net 100% royalty interest wells	11.6	7.4	19.0
Average percent net royalty interest	9.4%	1.3%	2.8%

Horizontal producing well count(1):
Gross wells	4,613	21,834	26,447
Net 100% royalty interest wells	290.9	334.1	625.0
Average percent net royalty interest	6.3%	1.5%	2.4%

Horizontal active development well count(1)(2):
Gross wells	303	1,662	1,965
Net 100% royalty interest wells	17.5	21.4	38.9
Average percent net royalty interest	5.8%	1.3%	2.0%

Line of sight wells(1)(3):
Gross wells	370	1,034	1,404
Net 100% royalty interest wells	22.5	13.9	36.4
Average percent net royalty interest	6.1%	1.3%	2.6%
(1)Average lateral length normalized to 10,000 feet.
(2)The total 1,965 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3)The total 1,404 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third-party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Results of Operations

Comparison of the Three Months Ended September 30, 2026, and June 30, 2026

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026
	(In millions)
Operating income:
Oil income	$557	$582
Natural gas income	19	1
Natural gas liquids income	80	75
Royalty income	656	658
Lease bonus income	4	11
Lease bonus income—related party	—	4
Other operating income	1	4
Total operating income	661	677
Costs and expenses:
Production and ad valorem taxes	44	43
Depreciation, depletion, and amortization	206	195
General and administrative expenses	5	5
General and administrative expenses—related party	7	6
Total costs and expenses	262	249
Income (loss) from operations	399	428
Other income (expense):
Interest expense, net	(30)	(24)
Gain (loss) on derivative instruments, net	(31)	—
Other income (expense), net	1	(1)
Total other income (expense), net	(60)	(25)
Income (loss) before income taxes	339	403
Provision for (benefit from) income taxes	39	72
Net income (loss)	300	331
Net income (loss) attributable to non-controlling interest	160	189
Net income (loss) attributable to Viper Energy, Inc.	$140	$142

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026
Production data:
Oil (MBbls)	6,355	5,922
Natural gas (MMcf)	19,799	18,949
Natural gas liquids (MBbls)	3,331	3,147
Combined volumes (MBOE)(1)	12,986	12,227

Average daily oil volumes (BO/d)	69,076	65,077
Average daily combined volumes (BOE/d)	141,152	134,363

Average prices:
Oil ($/Bbl)	$87.65	$98.28
Natural gas ($/Mcf)	$0.96	$0.05
Natural gas liquids ($/Bbl)	$24.02	$23.83
Combined price ($/BOE)(2)	$50.52	$53.82

Oil, hedged ($/Bbl)(3)	$86.55	$96.42
Natural gas, hedged ($/Mcf)(3)	$0.66	$1.48
Natural gas liquids ($/Bbl)(3)	$24.02	$23.83
Combined price, hedged ($/BOE)(3)	$49.51	$55.12

Average costs ($/BOE):
Production and ad valorem taxes	$3.39	$3.52
General and administrative - cash component	0.69	0.65
Total operating expense - cash	$4.08	$4.17

General and administrative - non-cash stock compensation expense	$0.23	$0.25
Interest expense, net	$2.31	$1.96
Depreciation, depletion, and amortization	$15.86	$15.95
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses between the third quarter of 2026 and the second quarter of 2026 are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income decreased by $2 million during the third quarter of 2026 compared to the second quarter of 2026. This net decrease consisted of a $49 million reduction attributable to lower average commodity prices received primarily for our oil production, largely offset by an additional $47 million due to a 6% increase in our production.

Approximately 54% of the growth in production was attributable to the Riverbend Acquisition and 16% was attributable to the other acquisitions. The remainder of the increase in production was largely attributable to organic growth during the third quarter. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	September 30, 2026			June 30, 2026
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$34	$2.62	5.2%	$34	$2.78	5.2%
Ad valorem taxes	10	0.77	1.5	9	0.74	1.3
Total production and ad valorem taxes	$44	$3.39	6.7%	$43	$3.52	6.5%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Both production taxes and ad valorem taxes as a percentage of royalty income remained consistent in the third quarter of 2026 compared to the second quarter of 2026.

Depreciation, Depletion, and Amortization. Depreciation, depletion, and amortization expense increased by $11 million in the third quarter of 2026 compared to the second quarter of 2026 primarily due to growth in production volumes.

Comparison of the Nine Months Ended September 30, 2026, and 2025

The following table summarizes our income and expenses for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Operating income:
Oil income	$1,567	$774
Natural gas income	36	40
Natural gas liquids income	207	110
Royalty income	1,810	924
Lease bonus income	29	19
Lease bonus income—related party	5	17
Other operating income	5	—
Total operating income	1,849	960
Costs and expenses:
Production and ad valorem taxes	122	65
Depreciation, depletion, and amortization	607	373
Impairment	—	360
General and administrative expenses	18	12
General and administrative expenses—related party	18	11
Other operating expenses	4	25
Total costs and expenses	769	846
Income (loss) from operations	1,080	114
Other income (expense):
Interest expense, net	(81)	(60)
Gain (loss) on derivative instruments, net	(13)	21
Other income (expense), net	(1)	(33)
Total other income (expense), net	(95)	(72)
Income (loss) before income taxes	985	42
Provision for (benefit from) income taxes	139	2
Net income (loss)	846	40
Net income (loss) attributable to non-controlling interest	467	5
Net income (loss) attributable to Viper Energy, Inc.	$379	$35

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Production data:
Oil (MBbls)	18,127	11,765
Natural gas (MMcf)	56,836	32,008
Natural gas liquids (MBbls)	9,377	5,293
Combined volumes (MBOE)(1)	36,977	22,393

Average daily oil volumes (BO/d)	66,399	43,095
Average daily combined volumes (BOE/d)	135,447	82,026

Average prices:
Oil ($/Bbl)	$86.45	$65.79
Natural gas ($/Mcf)	$0.63	$1.25
Natural gas liquids ($/Bbl)	$22.08	$20.78
Combined price ($/BOE)(2)	$48.95	$41.26

Oil, hedged ($/Bbl)(3)	$85.18	$65.02
Natural gas, hedged ($/Mcf)(3)	$1.44	$2.16
Natural gas liquids ($/Bbl)(3)	$22.08	$20.78
Combined price, hedged ($/BOE)(3)	$49.57	$42.16

Average costs ($/BOE):
Production and ad valorem taxes	$3.30	$2.90
General and administrative - cash component	0.76	0.80
Total operating expense - cash	$4.06	$3.70

General and administrative - non-cash stock compensation expense	$0.22	$0.22
Interest expense, net	$2.19	$2.68
Depreciation, depletion, and amortization	$16.42	$16.66
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased $886 million during the nine months ended September 30, 2026, compared to the same period in 2025. This net increase consisted of an additional $534 million from the 65% growth in production and an additional $352 million primarily from higher average oil prices received for our production during the nine months ended September 30, 2026 compared to the same period in 2025.

Approximately 57% of the production growth was attributable to the Sitio Acquisition and 33% was attributable to the 2025 Drop Down. The remainder of the increase in production was primarily from organic growth between periods. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Nine Months Ended September 30,
	2026			2025
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$94	$2.54	5.2%	$46	$2.05	5.0%
Ad valorem taxes	28	0.76	1.5	19	0.85	2.0
Total production and ad valorem taxes	$122	$3.30	6.7%	$65	$2.90	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income remained consistent in the nine months ended September 30, 2026, compared to the same period in 2025.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of royalty income for the nine months ended September 30, 2026 decreased from the same period in 2025 due primarily to current valuations reflecting lower 2025 commodity prices.

Depreciation, Depletion, and Amortization. The $234 million increase in depreciation, depletion, and amortization expense for the nine months ended September 30, 2026, compared to the same period in 2025 was primarily driven by production growth between the periods.

Impairment. No impairment expense was recorded for the nine months ended September 30, 2026. In the third quarter of 2025, we recorded a non-cash ceiling test impairment charge of $360 million due to the carrying value of our proved reserves exceeding their estimated future net cash flows utilizing the SEC’s methodology and pricing at September 30, 2025. The excess value resulted primarily from recording properties acquired in the 2025 Drop Down at Diamondback’s historical carrying value, which exceeded the value calculated in the ceiling test using the SEC Prices at September 30, 2025.

Interest Expense, Net. Interest expense, net increased $21 million for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to (i) $48 million in additional expense incurred for our Guaranteed Senior Notes, and (ii) a decrease of $6 million in interest income, which were partially offset by interest cost savings of approximately $32 million due to the early redemption of the Notes.

Provision for (Benefit from) Income Taxes. The $137 million increase in income tax expense for the nine months ended September 30, 2026, compared to the same period in 2025 primarily resulted from an increase in pre-tax income attributable to Viper due largely to the 2025 period including the non-cash ceiling test impairment charge discussed above, and changes to the estimated deferred taxes recognized in 2026 in connection with the closing of the Sitio Acquisition.

Net Income (Loss) Attributable to Non-Controlling Interest. The $462 million increase in net income attributable to non-controlling interest for the nine months ended September 30, 2026, compared to the same period in 2025 was primarily due to (i) an increase in net income as discussed above, and (ii) changes in the non-controlling interest in the Operating Company resulting from the 2026 Drop Down Equity Issuance, 2025 Drop Down Equity Issuance and the issuance of OpCo Units to fund the Sitio Acquisition, which were partially offset by a dilution of the non-controlling interest following the 2025 Equity Offering and the 2026 Secondary Offering.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Historically, our primary sources of liquidity have been cash flow from operations, equity and debt offerings, borrowings under our Revolving Credit Facility, term loan agreements and proceeds from sales of non-core assets. Our primary uses of cash have been dividends to our stockholders, Operating Company distributions to the holders of OpCo Units, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties, including the recently completed McElroy Ranch Acquisition, 2026 Drop Down and Riverbend Acquisition and repurchases of our Common Stock and OpCo Units.

Our working capital requirements are supported by our cash and cash equivalents and our Revolving Credit Facility. At September 30, 2026, we had $1.20 billion of liquidity consisting of $10 million in cash and cash equivalents and $1.19 billion in available borrowings under our Revolving Credit Facility. See “—Capital Resources” below for additional discussions of changes in our sources of cash.

We may draw on our Revolving Credit Facility to meet short-term cash requirements, including the Pending Buckhorn Acquisition, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Note 10—Derivatives of the notes to the condensed consolidated financial statements.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by (used in) operating activities	$1,262	$654
Net cash provided by (used in) investing activities	(364)	(2,357)
Net cash provided by (used in) financing activities	(901)	2,119
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3)	$416

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil, natural gas and natural gas liquids sold by our operators. The increase in net cash provided by operating activities during the nine months ended September 30, 2026, compared to the same period in 2025 was primarily driven by an increase in royalty income, which was partially offset by (i) changes in our working capital accounts including the timing of when accounts receivable are collected and when payments are made on accrued liabilities, and (ii) an increase in certain cash payments, including for production and ad valorem taxes, interest on our debt, and federal taxes. See “—Results of Operations” for discussion of significant changes in our income and expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026, was primarily related to acquisitions of oil and natural gas properties, which were partially offset by proceeds received from the Non-Permian Divestiture. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional information on these transactions.

Net cash used in investing activities during the nine months ended September 30, 2025, was primarily related to acquisitions of oil and natural gas properties from third parties, including the partial retirement of approximately $1.2 billion of Sitio’s outstanding debt as part of the consideration for the Sitio Acquisition, and the 2025 Drop Down.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026, was primarily attributable to (i) $790 million of dividends and dividend equivalent rights paid to holders of our OpCo Units and our Class A Common Stock, (ii) $500 million paid to retire the Term Loan, and (iii) $318 million of securities repurchases under our repurchase program, which were partially offset by borrowings, net of repayments, of $705 million on our Revolving Credit Facility.

Net cash provided by financing activities during the nine months ended September 30, 2025, was primarily attributable to (i) net proceeds from the issuance of the Guaranteed Senior Notes of $1.6 billion, (ii) proceeds of $1.2 billion from the 2025 Equity Offering, and (iii) net proceeds from the Term Loan of $500 million. These cash inflows were partially offset by (i) net repayments of $101 million on the 2025 Revolving Credit Facility, (ii) $427 million paid to retire the outstanding principal and redemption premium of the 7.375% Senior Notes due 2031 and $50 million paid to redeem a portion of the 5.375% Senior Notes due 2027 prior to their satisfaction and discharge, (iii) $512 million of dividends and dividend equivalent rights paid to holders of the OpCo Units and our Class A Common Stock, and (iv) $100 million of repurchases as part of the share repurchase program.

Capital Resources

The Revolving Credit Facility

On June 12, 2026, the Company, as the parent guarantor, and VNOM Sub, Inc., as a guarantor, entered into a first amendment to the Revolving Credit Agreement with Viper Energy Partners LP, as borrower, the lenders and other guarantors named therein and Wells Fargo Bank, National Association, as administrative agent, which among other things, (i) increased the total commitments under the Revolving Credit Agreement from $1.50 billion to $2.00 billion, and (ii) extended the maturity date from June 12, 2030, to June 12, 2031. We had $810 million in outstanding borrowings and $1.19 billion of availability on the Revolving Credit Facility at September 30, 2026. See Note 6—Debt of the notes to the condensed consolidated financial statements for additional discussions of our debt.

Capital Requirements

Repurchases of Securities

On December 10, 2025, our board of directors expanded the repurchase program to include repurchases of our Class B Common Stock and OpCo Units in addition to our previously authorized Class A Common Stock. On February 18, 2026, our board of directors also approved an increase in our repurchase program authorization from $750 million to $1.75 billion, excluding the 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022. Since the inception of our repurchase program through October 30, 2026, we have repurchased an aggregate of 24,139,149 shares of our Class A Common Stock and 2,000,000 shares of our Class B Common Stock and OpCo Units for a total cost of $844 million, excluding any applicable excise tax, leaving approximately $906 million for future repurchases under the repurchase program. See Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements for further discussion of our stock repurchase program.

Third Quarter 2026 Cash Dividends and Return of Capital Update

The Operating Company will pay a cash distribution for the third quarter of 2026 in accordance with its distribution policy of $0.73 per OpCo Unit on November 19, 2026, to eligible holders of record at the close of business on November 12, 2026.

In addition to repurchases under our repurchase program, we will pay a cash dividend for the third quarter of 2026 of $0.50 per share of Class A Common Stock payable on November 19, 2026, to eligible holders of record at the close of business on November 12, 2026.

We expect to continue paying quarterly cash dividends in respect of our Class A Common Stock and OpCo Units. However, beginning in the third quarter of 2026, we transitioned away from our previous commitment to return at least 75% of cash available for distribution each quarter and increased our annual base dividend to $2.00 per share of Class A Common

Stock. The annual dividend will be payable in quarterly installments of $0.50 per share of Class A Common Stock. Future dividends on Class A Common Stock and stock repurchases are not required and are at the discretion of the board of directors, who may change the dividend policy and/or share repurchase program at any time. See Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements for further discussion of the repurchase program and dividends.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the repayment and termination of the Term Loan in the first quarter of 2026 and interest rate risk related to the increased borrowings on the Revolving Credit Facility, information about market risks for the nine months ended September 30, 2026 did not differ materially from that disclosed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we have established disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On September 14, 2026, we and Viper Energy Partners LP entered into a definitive purchase and sale agreement to acquire, from third-party sellers, mineral and royalty interests representing approximately 1,552 net royalty acres in the Permian Basin for aggregate consideration consisting of (i) approximately $280 million in cash, subject to customary closing adjustments, and (ii) 1,844,168 shares of Class A Common Stock. The Pending Buckhorn Acquisition has not yet closed and is expected to close during the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. We will issue the shares of Class A Common Stock at the closing of the Pending Buckhorn Acquisition in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

On July 1, 2026, we and Viper Energy Partners LP acquired all of the equity interests of Riverbend Oil & Gas IX, L.L.C. representing approximately 2,772 net royalty acres in the Permian Basin from Riverbend for consideration consisting of (i) approximately $347 million in cash, including certain transaction costs, and (ii) 3,691,796 shares of Class A Common Stock, in each case, subject to customary post-closing adjustments. We issued the shares of Class A Common Stock at the closing of the Riverbend Acquisition in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

Our Class A Common Stock repurchase activity for the three months ended September 30, 2026, was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(3)
	(In millions, except per share amounts and shares in ones)
July 1, 2026 - July 31, 2026	669,367	$42.82	669,367	$984
August 1, 2026 - August 31, 2026	1,035,285	$43.46	1,035,285	$939
September 1, 2026 - September 30, 2026	379,780	$42.14	379,780	$923
Total	2,084,432	$43.01	2,084,432
(1)On December 10, 2025, our board of directors approved expanding the repurchase program to include repurchases of Class B Common Stock and OpCo Units. The Class B Common Stock and OpCo Units are not registered securities pursuant to Section 12 of the Exchange Act and as such repurchases of such unregistered securities are excluded from the shares listed in the table above. During March 2026, we repurchased 1,000,000 OpCo Units for an aggregate purchase price of approximately $46 million, or $45.69 per OpCo Unit, and canceled an equal number of shares of Class B Common Stock. The approximately $923 million remaining under the repurchase program for future repurchases at September 30, 2026 in the table above gives effect to such repurchase of OpCo Units.
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

ITEM 5.     OTHER INFORMATION

Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended September 30, 2026.

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

3.3	Second Amended and Restated Bylaws of New Viper (incorporated by reference to Exhibit 3.3 of New Viper’s Quarterly Report on Form 10-Q (File No. 001-42807), filed on November 5, 2025).
22.1	List of Issuers and Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of New Viper’s Annual Report on Form 10-K (File No. 001-42807), filed on February 25, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

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

VIPER ENERGY, INC.

Date:	November 4, 2026	By:	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer

Date:	November 4, 2026	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer